Form 10KSB
period 2007-12-31
FIDELITY AVIATION CORP
filed 2008-03-28
CIK 1411057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number 333-146758

FIDELITY AVIATION CORPORATION.
(Name of small business issuer in its charter)

Colorado (State or jurisdiction of incorporation or organization)	16-1718190 I.R.S. Employer Identification No.

1175 Osage Street, Suite 204

Denver, Colorado 80204

(Address of principal executive offices)

Issuers telephone number (303) 623-5400

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  //

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/ No //

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes // No /x/

The Registrant’s revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

As of December 31, 2007, there were 3,295,500 shares of the issuer's Common Stock issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):    Yes // No /x/

Table of Contents

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS

4

ITEM 2. DESCRIPTION OF PROPERTY

10

ITEM 3. LEGAL PROCEEDINGS

10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

PART II

10

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

10

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

10

ITEM 7. FINANCIAL STATEMENTS

14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

25

ITEM 8A. CONTROLS AND PROCEDURES

25

ITEM 8B. OTHER INFORMATION

25

PART III

26

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

26

ITEM 10. EXECUTIVE COMPENSATION

27

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

28

ITEM 13. EXHIBITS

29

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

PART I

Item 1. Description of Business

THE BUSINESS

About Fidelity Aviation

FIDELITY AVIATION CORPORATION, (“we,” “us,” “our,” the “Company” “Fidelity”), was organized on February 28, 2003 as Fidelity Aircraft Partners LLC, a Colorado limited liability company (“Fidelity LLC”). On December 16, 2004, Fidelity LLC converted itself into Fidelity Aviation Corporation by filing a Statement of Conversion and Articles of Incorporation with the Colorado Secretary of State. Our principal offices are now located at 1175 Osage Street, Suite 204, Denver, Colorado 80204. Fidelity was formed to purchase large commercial (transport category) jet airframes, salvage the usable aircraft parts and components from them and sell the parts and components.

Operations and Services

Fidelity sells used aircraft parts and airframe components salvaged from non-flying jet aircraft, all of which parts are considered “rotables” in aviation parlance. Rotables are repairable, serialized aircraft parts and components that are FAA certificated and tracked as FAA-certificated parts. Examples of rotables include, but are not limited to, instruments and avionics, collision avoidance systems, auxiliary power units, hydraulic systems and actuators, landing gear, wheels and brakes, flight control surfaces (nose cowl, flaps, slats, etc.), generator and starter packages, and the like.

In 2003, we purchased and salvaged two used McDonnell Douglas DC-9-51 airframes without engines and began offering used aircraft parts and airframe components for sale on a consignment basis.  We currently have a small inventory of parts remaining from the airframes purchased in 2003, but the most desirable and easily saleable parts from those airframes have already been sold.  As a result, we have had no revenues in 2007 and have incurred a loss for the nine-months ended September 30, 2007.  We intend to seek to replenish our parts inventory through the purchase and salvage of additional airframes in the event we are able to obtain the necessary financing to do so. We do not currently have the necessary financing available to purchase and salvage additional airframes, and we expect to continue to have little or no revenue, and to continue to incur operating losses, until we are able to complete the purchase and salvage of additional airframes.

DESCRIPTION OF INDUSTRY

FAA-Required Maintenance

The FAA requires a rigorous system of maintenance and checks of all aircraft, and these requirements are especially stringent for commercial passenger aircraft. So-called “A” and “B” checks involve comparatively light maintenance and inspection of aircraft. The “C” and “D”

checks, however, involve heavy maintenance and are quite extensive. The “C” check is an intermediate level service inspection that, depending upon the FAA-approved maintenance program used, includes systems operational tests, thorough exterior cleaning, and limited interior cleaning and servicing. It also includes engine and operation systems lubrication and filter servicing.

The “D” check is a far more intensive inspection of the aircraft structure. The “D” check includes all of the work accomplished in the “C” check but places more emphasis on the integrity of the systems and aircraft structural functions. In the “D” check, the aircraft is disassembled to the point where the entire structure can be inspected and tested. Once the structure has been inspected and repaired, the aircraft and its various systems are reassembled to the detailed tolerances demanded in each system’s functional test series.

The form, function and interval of the “C” and “D” checks differ with each operator’s program. Each operator must have its particular maintenance program approved by the FAA or applicable foreign agencies. A number of variables determines the final form of a given program, including the age of the aircraft, the environment in which the aircraft flies, the number of hours that the aircraft regularly flies, and the number of take-offs and landings (called “flight cycles”) that the aircraft regularly performs.

These “C” and “D” checks can consume a considerable quantity of rotables, and the rehabilitation of older aircraft, particularly those stored for long periods of time, can involve substantial expenses for replacement of avionics and airframe components.

Aircraft Parts Salvage

The goal in salvage operations is to acquire parts at low cost from airframes that are in demand by aircraft owners and operators. The more in demand the aircraft models are, generally the higher the cost to buy salvageable airframes; and vice versa.

After a salvage purchase, it is necessary to remove the rotables, remove the wings and, ultimately, junk the fuselage and unwanted parts. Because of the difficulty and cost of separating metallic from non-metallic components, the hull has very little scrap value.   Consequently, tear-down salvage of rotables from an airframe is a cost that cannot be offset by scrap sales.  Some parts included with the airframe, such as passenger seats, are not kept due to their low value.

Though not required by law, as a practical matter, aircraft parts must be salvaged by experienced, licensed aviation mechanics because it is a complex process which requires special knowledge and care.   It is seldom practical to move airframes intended for salvage, since they are in most cases not certified to fly, and the cost of putting them in flyable condition, even for a ferry run to a salvage site, would make the airframe purchase uneconomical. Thus, they must be salvaged where they sit, which requires bringing the mechanics to the airframe. As parts are salvaged, they must be protected from weather and other hazards. They are carefully packed and crated, then shipped as freight to the owner or its designee. The tear-down, crating and shipping all involve costs to the salvage operator.

No certification or accreditation is necessary merely to salvage or sell used aircraft parts because purchasers acquiring used and un-refurbished parts expressly take them in “as is” condition.  However, used parts must be “retagged,” meaning that they must be overhauled and certificated by a licensed aircraft mechanic as having been brought up to FAA airworthiness standards, before being used in conjunction with any maintenance procedure and installed on another aircraft.   As a result, used aircraft parts usually sell for a far lower price than refurbished, certified parts, and the rougher the used condition, the larger the value disparity`.

Industry Factors Affecting the Salvage Business

Many replacement parts are available as either new or used parts.  However, new replacement parts are much more expensive than used parts.  The disparity in cost between new and used replacement parts helps to contribute to the desirability of used parts.  Moreover, some parts for older aircraft are no longer being manufactured, thereby forcing operators of such aircraft to buy used parts that have been overhauled whenever such parts are needed in conjunction with completion of a required maintenance procedure.

Buyers of used aircraft parts consist primarily of commercial passenger and cargo air carriers, aircraft leasing companies and MRO (maintenance, repair and overhaul) firms servicing them.  As a result, any event or occurrence which adversely impacts the commercial airline industry or the MRO industry will also adversely impact used aircraft parts sales, because aircraft parts sales are directly related to the current demand for maintenance of commercial aircraft.  Likewise, when demand for air travel is growing and the commercial airline industry is expanding, demand for used aircraft parts is also expected to grow.

One economic problem which has recently been affecting the commercial airline industry is rising fuel costs, which operators cannot always pass along to consumers.  Older jet aircraft generally consume more fuel than more modern jets of comparable size and power.  Therefore, as fuel prices rise, older, less fuel-efficient, aircraft become less economically viable.

Our current inventory of parts is for McDonnell-Douglass DC-9 and MD-80 aircraft, both of which are no longer manufactured, and both of which are less fuel efficient than many newer aircraft.  However, for DC-9 and MD-80 aircraft, the additional costs resulting from lack of fuel economy are partially offset by the fact that such aircraft require only a two-person flight crew.

Our Consignment Arrangement

Currently, all of our parts sales and marketing are done on a consignment basis through AvCorp International, based in Charlotte, North Carolina. AvCorp is a re-distributor of aircraft engines, engine components, and other aircraft spare parts.  Its customers include major commercial passenger and cargo airlines, maintenance and repair facilities and other re-distributors located throughout the world.

Pursuant to the consignment arrangement, AvCorp refurbishes and re-certifies our parts as needed, warehouses our parts in its facility and handles all marketing and sales.  We also rely on AvCorp for accurate and fair reporting of all sales and adjustments.  AvCorp receives 25% of the net sale proceeds after overhaul expenses.

The fact that we use a consignment arrangement means that our parts are not under our physical control, and that under the law and under our agreement, we have only the rights of a consignor in our parts.  If AvCorp should for any reason terminate our consignment arrangement, we would be forced to arrange for our parts to be moved back to us or to a new consignment destination.  Any such move would result in substantial costs for packing and shipment of the parts.  In addition, if AvCorp should go into receivership or bankruptcy, we would not only have the problem of moving the parts, but also of segregating them and proving they are ours, with the possibility of hostile creditors and a hostile receiver or trustee.

There is no procedure in place, except mutual good faith, for resolving basic business conflicts, such as the situation in which AvCorp has parts available for sale substantially identical to our parts on the shelf.  Should AvCorp terminate the agreement or fail to market our parts, we would be forced to find a new consignment arrangement because we lack the facilities, knowledge, experience and industry contacts necessary to do our own parts marketing and sales and do not employ licensed aviation mechanics capable of refurbishing and certifying used parts.

At the present time, we have not consulted any other parts company concerning a consignment of our parts because we believe that we have a good working relationship with AvCorp.

Business Development

Continuing Aircraft Parts Salvage

Our short-term goal is to buy additional non-flying airframes that can be salvaged for parts, as we have done heretofore with the existing DC-9 fuselages. Depending on price and availability, we would, if available and economically feasible at the time, either buy an advanced-series DC-9 which has a high proportion of MD-80 parts, an MD-80 series or Boeing 737-200 series. Additional information regarding each of these types aircraft follows.

DC-9 Models

The DC-9 was designed specifically to operate from short runways and on short- to medium-range routes so that the speed, comfort and reliability of jet transportation could be extended to hundreds of communities previously served only by propeller-driven airliners.

There are five basic DC-9 versions, designated Series 10, Series 20, Series 30, Series 40 and Series 50. Several models in each series provide operators maximum efficiency for diverse combinations of traffic density, cargo volume and route distances to more than 2,000 miles (3,218 km). All models use variants of the Pratt & Whitney JT8D engine. Generally speaking, the larger the series number, the longer the aircraft and the greater the payload it can handle.  The series 50 models are the longest and therefore they have the largest passenger and cargo capacity of all the DC-9 models.

Common to all versions of the DC-9 are features that make them useful for short- and medium-range flights, such as flights providing direct service between small or large airports. All have built-in boarding stairs for use where jetways are not available. They also have low ground clearance which puts the lower deck cargo bays at waist height and allows loading and unloading without a conveyor or loading platform. The cockpit is designed for a two-member crew, which offers an operational cost savings over similar-sized planes that require three crewmembers.

DC-9 models are still in extensive service by airlines around the world.   As a result, at the present time there are virtually no advanced DC-9 model airframes available for salvage since most have either been salvaged or returned to flying status. Earlier and smaller DC-9 model airframes are available at this time for approximately $50,000 without engines and related parts, but yield only DC-9 parts and are somewhat thus less desirable than the advanced DC-9 models

Our original DC-9-51 airframe purchases were essentially distress purchases from owners in need of cash and willing to sell the airframes at prices substantially below market value. Airframe owners in a true distress situation are difficult to find, and we would not necessarily be aware of all distress purchase situations relating to desirable airframes.

MD-80 Models

The MD-80 series is a stretched and improved development of the McDonnell Douglas DC-9, which was introduced into use by commercial airlines in 1980.  The MD-80 designation is a generic designation for the series and does not apply to a certain model type. The specific MD-80 models are the initial MD-81, the MD-82 with more powerful engines, the extended range MD-83 with extra fuel and more efficient engines, the longer-range, short-fuselage MD-87, and the MD-88 with redesigned cabin interior and other improvements.

The MD-80 models have not been manufactured since 1999, but they are still in wide use by commercial airlines around the world.  They offer operators advantages similar to those offered by the DC-9 models including fuel efficiency, 2-man crew and excellent passenger capacity, as well as the ability to load and unload them manually due to the low cargo bay.

MD-80 parts as a general matter have a significantly higher value than equivalent DC-9 parts. Particularly in the later and more advanced series of the DC-9 craft, parts often bore MD-80 parts numbers.

Boeing 737-200 Models

The Boeing 737 is a short to medium-range jetliner.  It is the best-selling commercial jetliner of all time.  The 737-200 was first delivered for commercial service in December 1967 and a substantial number remain in service. The 737-200 and 737-200 advanced models carry a maximum of 136 passengers and are considered highly fuel efficient and low-maintenance. The 737-200 model generally can be acquired without engines at a reasonable price for salvage operations. Later models are seldom available and would be available, if at all, at a considerably higher cost.

Boeing 737 parts currently are in high demand around the world, due to the sheer number of the various 737 models in service. The 737-200 airframes are currently available without engines and thrust reversers for approximately $250,000, although prices change and airframe prices could easily increase.

Older airframes such as the Boeing 727 and 707 are unpopular in the current market due to high fuel usage and the need for a three-man crew, despite high passenger capacity.

Competition and Related Factors

The used aircraft parts business is highly competitive. Competition among parts resellers is generally based upon availability of product, customer service, price, and quality, including parts traceability to the OEM (original equipment manufacturer). Most if not all of our competitors are larger, better funded and more experienced than us and have better connections in the aviation industry than we do. The aviation industry in the United States still is very much of an old-boy network in which relationships are highly important, sometimes more important than the price or availability of a part. Credibility also plays an important role in selling used aircraft parts, and many buyers prefer to acquire parts from reputable and well-known parts resellers with whom they have prior experience and with whom they feel confident. These last two factors in particular were major factors in our decision to market our parts through AvCorp, due to their reputation and position in the industry.

We are subject to the risk that competitors will out-maneuver or under-price us, or obtain sales on the basis of superior service, terms that we cannot match or pre-existing relationships that we lack. In addition to these disadvantages, we currently must make all sales through a consignment arrangement in which we have no relationship at all with the actual parts buyers. Finally, some of the large consumers of used aircraft parts are operators or owners who maintain a large fleet of used aircraft, some of which are used for salvage. Such operators seldom buy parts on the open market and supply most of their own needs for used parts. We are unlikely to make very many sales to such operators.

Government Regulation

In the United States, the Federal Aviation Administration (FAA) regulates the manufacture, repair, overhaul and operation of all aircraft and aircraft equipment operated in the U.S. pursuant to the Federal Aviation Regulations (FARs). FAA regulations are designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition-monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft.

While no certification or accreditation currently is necessary merely to salvage or sell used aircraft parts, re-certification of used parts to an airworthy condition must be done by qualified,

FAA-licensed mechanics or technicians. There is no assurance that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, will not materially adversely affect our business, financial condition or results of operations.

Employees

As of the date of this registration statement, our only employee is our sole officer and director.

Item 2. Description of Property

Our principal offices are located at 1175 Osage Street, Suite 204, Denver Colorado 80204. We use the office facilities of a shareholder for which we pay no rent, although we will reimburse out-of-pocket expenses upon request.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.   None of our directors, officers or affiliates, and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established market for our shares. Our stock is not quoted on the OTC Bulletin Board or on any other public market.  Subsequent to the end of the fiscal year an application was filed on our behalf for quotation of our shares on the OTC Bulletin Board, but no trading activity has commenced.

The Company's authorized capital is 50,000,000 shares of common stock with $0.001 par value. As of December 31 2007, we have a total of 3,295,500 shares outstanding.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Certain statements in this document are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Overview

Fidelity’s business was launched in 2003 when it borrowed $125,000 to purchase two non-flying, narrow-body DC-9-51 airframes without engines and thrust reversers. We salvaged the rotable parts and systems from those airframes, and our business has since consisted of selling them to the aviation industry. We chose those later-model, advanced DC-9 airframes in large part because many of the parts also had MD-80 part numbers, which means that they could be installed in MD-80 aircraft.  The MD-80 essentially replaced the DC-9 family of narrow-body large jets and is a more modern and desirable aircraft.

Aviation customers for Fidelity’s parts are primarily 1) aircraft operators, including leasing companies, charter airlines and scheduled-service airlines that operate DC-9 and MD-80 aircraft, as well as 2) the maintenance and repair organizations (MRO’s) which service those aircraft.

Fidelity has consigned all salvaged parts to an aviation parts company based in Charlotte, North Carolina, which maintains and markets our parts for a commission. Some parts are sold in as-is condition, and some are refurbished to service-ready status in compliance with stringent FAA regulations. The consignee can refurbish (re-tag) certain parts and must have some re-tagged by third parties. Fidelity has granted the consignee discretion as to which parts to re-tag and which to sell in as-is condition. Fidelity believes this consignment arrangement is in its best interests, in large part based upon the skill, reputation and facilities of the consignee.

Fidelity does not own or operate any facility for storing or selling aviation parts, and has no current intention of purchasing or leasing any facilities. No such facilities are needed due to the consignment arrangement in place, which results in considerable cost savings to Fidelity by not requiring warehouse or repair facilities, nor any sales, warehouse or mechanic staff. Were Fidelity to cancel the consignment arrangement in order to dispense with the consignee’s commission, it is management’s belief that the costs incurred by Fidelity to warehouse, market, refurbish and deliver the parts would greatly exceed consignment commissions paid. For these reasons, Fidelity currently has no plan to enter the salvage business directly, but will continue to market through a consignee for the foreseeable future.

Operating revenues to date have consisted solely of sales of our parts through our consignee, which remits to us the net sale receipts after deduction of the consignment commission and repair and recertification costs.

Fidelity’s cost structure, on the other hand, is extremely low, primarily due to the consignment arrangement. We have no employees other than management, and we do not pay a salary to management members (only a one-time salary has ever been paid), nor do we pay directors for service. We also incur no labor, materials and freight charges, nor any rent or similar charges for facilities. Fidelity operates at no charge out of the offices of a shareholder and thus incurs no cost for offices or telephone. We have no fixed overhead and operate with close to no expense, a considerable advantage over the typical business, since we can weather long periods of little or no revenue.

Because the most desirable parts tend to sell the quickest, aircraft salvage inventory becomes depleted over time, leaving the salvager with increasingly less-sought parts. Thus the revenue trend drops over time, and it can be reliably anticipated that the largest revenues will be realize in the first couple of years following salvage.

Fidelity’s business is not seasonal, but the demand for aircraft parts fluctuates with the overall market for large-body jets and parts. And to a slightly lesser extent, demand for our parts can be influenced by aviation fuel prices, which can refocus demand from less fuel-efficient aircraft and aircraft that are more expensive to operate to those that are more fuel-efficient. For example, the DC-9 and MD-80 aircraft are fuel efficient and in other respects are comparatively cheap to operate (ex: require only two flight crew and can use shorter runways), thus a surge in fuel prices can create demand for those aircraft parts even in the absence of a strong aviation market in general.

Our operating results thus have fluctuated in the past and may fluctuate significantly in the future. We have not had any significant elements of income or loss that do not arise from our continuing operations. There have not been any material changes from period to period in one or more line items of our financial statements except as resulting from variations in sales revenues, which are and remain essentially beyond our control. Fidelity does not have in place any off-balance-sheet arrangements, and we do not anticipate any such arrangements.

Results of Operations

We purchased and salvaged two initial airframes in 2003, and had the most significant revenues in 2003 and 2004 as a result of the sale of the most desirable and easily marketable parts from our inventory. Since 2003 and 2004 our revenues have declined significantly.  Total sales were $23,398 and $17,511 for 2005 and 2006, respectively, and we realized net operating losses for those years of $2,620 and $21,002, respectively.  We did not have any sales in 2007 and we realized a net operating loss of $56,365 for the year.

Because we had no sales in 2007, the value of our remaining parts inventory, which was $8,414 as of December 31, 2006, was written off as of December 31, 2007.

In the first quarter of 2007, all amounts remaining due under the original $125,000 note were converted to capital by the issuance of 600,000 shares of common stock to the creditor. Fidelity and the creditor stipulated that the net amount owed to the creditor, including remaining principal, accrued interest and sums due as part of a profit participation interest, was $37,500. Fidelity has therefore booked the contribution to capital in that amount.

We expect to continue to have little or no revenue, and to continue to incur losses, until we are able to replenish our parts inventory through the purchase and salvage of additional airframes.  There is no assurance that we will be able to locate additional airframes for purchase and salvage.  But, if and when we are able to locate available any available airframes, we will require financing to complete the acquisition.

Plan of Operations

Our plan of operations for the fiscal year ending December 31, 2008, is to seek to establish a limited public trading market for our outstanding common stock and thereafter to seek to sell equity capital in order to obtain funds necessary to acquire an additional inventory of used aircraft parts through purchase and salvage of additional airframes.

We have no current sources of liquidity other than cash on hand and sales revenues. We do not have in place any line of credit or other credit facility, and our lack of revenue and our lack of assets with which to collateralize a loan would make any borrowing difficult. For this reason, we believe that our only feasible source of funds for the acquisition of airframes is from an offering of equity securities, or debt securities convertible into equity securities. If we are successful in raising sufficient cash through an equity offering, of which there can be no assurance, we believe that we can acquire airframes and salvage them, thereby generating new streams of revenue as parts are sold.  Depending on price and availability we would either buy an advanced-series DC-9 which has a high proportion of MD-80 parts, an MD-80 series or a Boeing 737-200 series.  Contingent on obtaining necessary financing, it is most like that we will seek to purchase a Boeing 737-200 airframe.  The 737-200 airframes are currently available without engines and thrust reversers for approximately $250,000, and Boeing 737 parts are currently in high demand around the world due to the large number of the various 737 models in service.

If on the other hand we are unable to raise sufficient cash for the purchase of additional airframes, we expect our sales revenues to continue their historical decline. We note that our independent auditor’s report on Fidelity contains a reservation as to whether Fidelity can continue as a going concern if it is unable to generate more revenue in the future; which in turn depends on raising additional funds for the purchase of airframes for salvage.

Fidelity has no commitments of any kind for capital expenditures, and our only cash requirement is for the acquisition of additional airframes, salvaging the parts and shipping them to our consignee.

Item 7. Financial Statements

FIDELITY AVIATION CORPORATION

INDEX TO FINANCIAL STATEMENTS

December 31, 2006and 2007

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Fidelity Aviation Corporation

Denver, Colorado

I have audited the accompanying balance sheets of Fidelity Aviation Corporation as of December 31, 2006 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Fidelity Aviation Corporation as of December 31, 2006 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

Ronald R. Chadwick, P.C.

March 18, 2008

RONALD R. CHADWICK, P.C.

FIDELITY AVIATION CORPORATION
BALANCE SHEETS

	Dec. 31, 2006	Dec. 31, 2007

ASSETS

Current assets
Cash	$ 20,295	$ 40,521
Inventory	8,414	-
Total current assets	28,709	40,521

Total Assets	$ 28,709	$ 40,521

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$ 112	$ -
Related party payables	33,108	33,108
Interest payable	4,265
Note payable	14,446
Total current liabilties	51,931	33,108

Total Liabilities	51,931	33,108

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
2,448,000 shares (2006) and
3,295,500 shares (2007)
issued & outstanding	400	87,400
Additional paid in capital	-	-
Accumulated deficit	(23,622)	(79,987)

Total Stockholders' Equity	(23,222)	7,413

Total Liabilities and Stockholders' Equity	$ 28,709	$ 40,521

The accompanying notes are an integral part of the financial statements.

FIDELITY AVIATION CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007

Sales - net of returns	$ 17,911	$ -
Cost of goods sold	9,046

Gross profit	8,865	-

Operating expenses:
General and administrative	27,761	56,105
	27,761	56,105

Income (loss) from operations	(18,896)	(56,105)

Other income (expense):
Interest expense	(2,106)	(260)
	(2,106)	(260)

Income (loss) before
provision for income taxes	(21,002)	(56,365)

Provision for income tax	-	-

Net income (loss)	$ (21,002)	$ (56,365)

Net income (loss) per share
(Basic and fully diluted)	$ (0.01)	$ (0.02)

Weighted average number of
common shares outstanding	2,448,000	3,104,250

The accompanying notes are an integral part of the financial statements.

FIDELITY AVIATION CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	(No Par)	Capital	Deficit	Equity

Balances at December 31, 2005	2,448,000	$ 400	$ -	$ (2,620)	$ (2,220)

Net income (loss) for the year				(21,002)	(21,002)

Balances at December 31, 2006	2,448,000	$ 400	$ -	$ (23,622)	$ (23,222)

Compensatory stock issuance	600,000	37,500			37,500

Sales of common stock	247,500	49,500			49,500

Net income (loss) for the period				(56,365)	(56,365)

Balances at December 31, 2007	3,295,500	$ 87,400	$ -	$ (79,987)	$ 7,413

The accompanying notes are an integral part of the financial statements.

FIDELITY AVIATION CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007
Cash Flows From Operating Activities:
Net income (loss)	$ (21,002)	$ (56,365)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Write offs - Inventory	9,046	8,414
Compensatory stock issuances		18,789
Accrued payables	2,218	(112)
Related party payables	(32,258)
Net cash provided by (used for)
operating activities	(41,996)	(29,274)

Cash Flows From Investing Activities:	-	-

Net cash provided by (used for)
investing activities	-	-

Cash Flows From Financing Activities:
Issuance of common stock		49,500
Net cash provided by (used for)
financing activities	-	49,500

Net Increase (Decrease) In Cash	(41,996)	20,226

Cash At The Beginning Of The Period	62,291	20,295

Cash At The End Of The Period	$ 20,295	$ 40,521

(Continued On Following Page)

Schedule Of Non-Cash Investing And Financing Activities
In 2005, upon its conversion from an LLC to a corporation, the Company converted
$67,168 in equity to related party payables. The Company issued 2,448,000 common shares for the remaining LLC equity of $400.
In 2007 the Company issued 600,000 common shares to an individual to retire amounts due him of $37,500, of which $18,789 were a note and accrued interest payable.

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

FIDELITY AVIATION CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fidelity Aviation Corporation ("Fidelity" or the "Company"), is a company engaged in the business of acquiring used large jet airframes and salvaging them for parts intended to be resold in the aviation used parts market.

The Company was originally formed as a Colorado limited liability company in February 2003 under the name of Fidelity Aircraft Partners LLC ("Fidelity LLC"), for the purpose of and engaged in the same business as Fidelity. Effective January 1, 2006, Fidelity LLC was converted into a Colorado C-corporation by the filing of a statement of conversion and articles of incorporation, and renamed Fidelity Aviation Corporation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2006 and 2007 and September 30, 2007 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

Inventories

Inventories, consisting of used aircraft parts, are stated at the lower of cost or market (first-in, first-out method). Costs capitalized to inventory include the purchase price, transportation costs,

FIDELITY AVIATION CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

and any other expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. Costs of good sold include those expenditures capitalized to inventory.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized when delivery occurs. Sales returns and allowances are recorded upon return of merchandise, at full sales price.

Advertising costs

Advertising costs are expensed as incurred. The Company had no advertising costs in 2006 or 2007.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

FIDELITY AVIATION CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The Company earns revenue from the sale of used aircraft parts, but does not separate sales of different product lines into operating segments. All sales each year were domestic and to external customers.

Stock based compensation

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company at December 31, 2006 and 2007 had a related party payable balance owing of $33,108 to a former LLC member for unsecured, non-interest bearing, due on demand advances initially made to the Company upon its conversion to a corporation, in the form of working capital and assets.

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. At December 31, 2006 and 2007 the Company had net operating loss carryforwards of approximately $21,500 and $78,000 which begin to expire in 2025. The deferred tax asset of $4,293 and $15,566 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2006 and 2007 was $4,200 and $11,273.

FIDELITY AVIATION CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2007

NOTE 4. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with the Company’s accountants on accounting or financial disclosure matters.

Item 8A. Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position

John Schoenauer	56	Chief Executive Officer, Chief Financial Officer, Secretary and Director

Our executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected. The directors named herein will serve until the next annual meeting of shareholders following the date of this Document, or until their successors have been appointed.   There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board.   There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs. Other than our executive officers, we currently have no other significant employees.

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. We anticipate establishing such committees in the near future. During the fiscal year ended December 31 2007, the Board of Directors has held mo formal meetings, and has taken action 4 times by unanimous written consent.

Biographical Information

John Schoenauer is the CEO, CFO and sole Director of the Company. He has held all of these positions since June13, 2007. Since June 11, 2006, Mr. Schoenauer has been a principal of Coyote Lakes & Bell Self Storage, a 90,000 square foot storage facility in Surprise, Arizona, which will begin construction in November 2007 and is scheduled for completion in July 2008.  From June, 2002, to the present, he has also been the managing member and principal of Fountain Hills Hotel Developers LLC, an Arizona LLC formed to construct and own a Holiday Inn hotel in Fountain Hills, Arizona.   Mr. Schoenauer is a licensed real estate agent in the State of Arizona.

Item 10. Executive Compensation

During the year ended December 31, 2006, Fidelity paid no cash compensation to its sole officer and director, or to prior officers and directors. Fidelity has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.

Compensation Pursuant to Plans

No director or executive officer has received compensation from Fidelity pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we eventually will compensate our officers and directors for services with stock or options to purchase stock, in lieu of cash. We currently have in place an employee stock compensation plan and compensatory stock option plan. We have no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted.

Employment Contracts

No person has entered into any employment or similar contract with Fidelity. It is not anticipated that we will enter into any employment or similar contract unless and until the Company’s operations require full-time managers and has the funds with which to pay them.

Compensation of Directors

We do not compensate our directors for attendance at meetings. We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. We have no long-term incentive or medical reimbursement plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2007, the ownership of each executive officer and director of Fidelity, of all executive officers and directors of the Fidelity as a group, and of each person known by Fidelity to be a beneficial owner of 5% or more of its Common Stock.  Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrant or other right to acquire additional securities of Fidelity except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class Before Offering	Percent Outstanding After Offering

Common	Ward Bell 14425 N. 75th Street, Suite 101 Phoenix, AZ 85022	600,000	18.21%	0%
Common	John Brasher 725 NE 6th Street Gainesville, FL 32601	405,800	12.31%	12.31%
Common	Lisa K. Brasher 2324 SW 112th Street Gainesville, FL 32607	405,800	12.31%	12.31%
Common	Donna Lutsky 4807 S. Zang Way Morrison, CO 80465	300,000	9.10%	0%
Common	Randy Sasaki 1175 Osage Street, Suite 204 Denver, CO 80204	405,800	12.31%	12.31%
Common	Rorianne Sasaki 723 Locust Street Denver, CO 80222	405,800	12.31%	12.31%
Common	John Schoenauer (1) 14425 N. 75th Street, Suite 101 Phoenix, AZ 85022	200,000	6.07%	6.07%
Common	Pamela Mitchell (2) 11242 E. Hash Knife Circle Tucson, AZ 85746	89,320	2.71%	0%
Common	Greg Yoder (2) 11242 E. Hash Knife Circle Tucson, AZ 85746	89,320	2.71%	0%
Common	All Officers and Directors as a Group (1 in Number)	200,000	6.07%	6.07%

(1)

The named person is the sole officer and director of the Company.

(2)

Greg Yoder (89,320 shares) and Pamela Mitchell (89,320 shares) are married to each other and are included in the above table because their combined holdings exceed 5% of the currently issued and outstanding shares.  Each of them disclaims beneficial ownership of the shares registered in the name of the other.

Item 12. Certain Relationships and Related Transactions

No officer, director, promoter, or affiliate of Fidelity Aviation has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by Fidelity Aviation through security holdings, contracts, options, or otherwise.

 It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of Fidelity Aviation's directors or executive officers or to any other affiliate of us except as described under "Executive Compensation" above.

Fidelity Aviation maintains an office, and uses the office facilities of a shareholder for, which it pays no rent.  It will reimburse out-of-pocket expenses upon request.

Item 13. Exhibits

EXHIBITS

3.1

Articles of Incorporation (incorporated herein by reference from Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 17, 2007).

3.2

Bylaws  (incorporated herein by reference from Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 17, 2007).

31.1

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed and billable by Ronald R. Chadwick, P.C., our independent auditors, for the audit of our annual financial statements and reviews of quarterly financial statements for the years ended December 31, 2007 and 2006 were $8,380 and $6,880, respectively.

Tax Fees

The aggregate fees billed and billable by Ronald R. Chadwick, P.C., our principal accountants for tax compliance, advice, and planning, were $0 and $0 for the years ended December 31, 2007 and 2006, respectively.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY AVIATION CORPORATION

/s/ John Schoenauer,

John Schoenauer, Director and Chief Executive Officer

Date: March 28, 2008

/s/ John Schoenauer,

John Schoenauer, Chief Financial Officer and Principal Accounting Officer

Date: March 28, 2008