Form 10-Q
period 2008-03-31
FIDELITY AVIATION CORP
filed 2008-05-14
CIK 1411057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-146758

FIDELITY AVIATION CORPORATION

 (Exact name of registrant as specified in its charter)

Colorado	16-1718190
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1175 Osage Street, Suite 204 Denver, Colorado 80204
(Address of principal executive offices)
303-623-5400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          [ X ] Yes   [ ] No

As of May 1, 2008 the Issuer had 3,295,500 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Fidelity Aviation Corporation (the "Company"), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the fiscal year ended December 31, 2007.

FIDELITY AVIATION CORPORATION

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet (Unaudited)	3

Statements of Operations (Unaudited)	4

Statements of Cash Flows (Unaudited)	5-6

Notes to Unaudited Financial Statements	7-8

FIDELITY AVIATION CORPORATION
BALANCE SHEETS

	Dec. 31, 2007	Mar. 31, 2008 (Unaudited)

ASSETS

Current assets
Cash	$ 40,521	$ 33,851
Total current assets	40,521	33,851

Total Assets	$ 40,521	$ 33,851

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$ 33,108	$ -
Total current liabilities	33,108	-

Total Liabilities	33,108	-

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
3,295,500 shares issued & outstanding	87,400	87,400
Additional paid in capital	-	31,608
Accumulated deficit	(79,987)	(85,157)

Total Stockholders' Equity	7,413	33,851

Total Liabilities and Stockholders' Equity	$ 40,521	$ 33,851

The accompanying notes are an integral part of the financial statements.

FIDELITY AVIATION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008

Sales - net of returns	$ -	$ -
Cost of goods sold

Gross profit	-	-

Operating expenses:
General and administrative	19,113	5,170
	19,113	5,170

Income (loss) from operations	(19,113)	(5,170)

Other income (expense):
Interest expense	(260)	-
	(260)	-

Income (loss) before
provision for income taxes	(19,373)	(5,170)

Provision for income tax	-	-

Net income (loss)	$ (19,373)	$ (5,170)

Net income (loss) per share
(Basic and fully diluted)	$ (0.01)	$ (0.00)

Weighted average number of
common shares outstanding	2,548,000	3,295,500

The accompanying notes are an integral part of the financial statements.

FIDELITY AVIATION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$ (19,373)	$ (5,170)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables		(1,500)
Net cash provided by (used for)
operating activities	(19,373)	(6,670)

Cash Flows From Investing Activities:	-	-

Net cash provided by (used for)
investing activities	-	-

Cash Flows From Financing Activities:
Deferred offering costs	(2,500)
Net cash provided by (used for)
financing activities	(2,500)	-

Net Increase (Decrease) In Cash	(21,873)	(6,670)

Cash At The Beginning Of The Period	20,295	40,521

Cash At The End Of The Period	$ (1,578)	$ 33,851

Schedule Of Non-Cash Investing And Financing Activities

In 2008 the Company retired a related party payable of $33,108 for $1,500 in cash, resulting in an increase to paid in capital from related party debt relief of $31,608.

Continued on next page

FIDELITY AVIATION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

FIDELITY AVIATION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2008 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line or accelerated methods over each item's estimated useful life.

FIDELITY AVIATION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview and Recent Developments

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

Results of Operations

We purchased and salvaged two initial airframes in 2003, and had the most significant revenues in 2003 and 2004 as a result of the sale of the most desirable and easily marketable parts from our inventory. Since 2003 and 2004 our revenues have declined significantly.  Total sales were $23,398 and $17,511 for 2005 and 2006, respectively, and we realized net operating losses for those years of $2,620 and $21,002, respectively.  We did not have any sales in 2007 or in the first quarter of 2008.  We realized a net operating loss of $56,365 for the fiscal year ended December 31, 2007 and a net operating loss of $5,170 for the period ended March 31, 2008.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company’s balance sheet reflects total assets of  $33,851, all of which is in the form of cash, and no liabilities..  As of March 31, 2008, the Company had a cumulative deficit of $85,157.

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

On or about March 27, 2008, our shares were approved for trading on the OTC Bulletin Board under the symbol FAVC.  To date there has been no trading activity in the shares and there is not currently any market for our shares.   However, now that our shares have been approved for public trading, we intend to seek to establish a limited public trading market for our outstanding common stock and thereafter to seek to sell equity capital in order to obtain funds necessary to acquire an additional inventory of used aircraft parts through purchase and salvage of additional airframes.

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

If on the other hand we are unable to raise sufficient cash for the purchase of additional airframes, we expect our sales revenues to continue their historical decline. We note that our independent auditor’s report on Fidelity for the fiscal year ended December 31, 2007, contained  a reservation as to whether Fidelity would be able to continue as a going concern if it is unable to generate more revenue in the future; which in turn depends on raising additional funds for the purchase of airframes for salvage.

Fidelity has no commitments of any kind for capital expenditures, and our only cash requirement is for the acquisition of additional airframes, salvaging the parts and shipping them to our consignee.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 1, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY AVIATION CORPORATION

By:  /S/ John Schoenauer

John Schoenauer, Chief Executive Officer, Chief Financial Officer, Director

Date:  May 13, 2008