Form 10-Q
period 2008-06-30
FIDELITY AVIATION CORP
filed 2008-08-14
CIK 1411057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

          [ ] Yes   [X ] No

As of August 1, 2008 the Issuer had 3,295,500 shares of common stock issued and outstanding.

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

FIDELITY AVIATION CORPORATION

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2008

FIDELITY AVIATION CORPORATION
BALANCE SHEETS
(Unaudited)

		June 30, 2008
	Dec. 31, 2007	(Unaudited)

ASSETS

Current assets
Cash	$ 40,521	$ 28,041
Total current assets	40,521	28,041

Total Assets	$ 40,521	$ 28,041

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$ 33,108	$ -
Total current liabilities	33,108	-

Total Liabilities	33,108	-

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
3,295,500 shares issued & outstanding	87,400	87,400
Additional paid in capital	-	31,608
Accumulated deficit	(79,987)	(90,967)

Total Stockholders' Equity	7,413	28,041

Total Liabilities and Stockholders' Equity	$ 40,521	$ 28,041

The accompanying notes are an integral part of the financial statements.

FIDELITY AVIATION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Sales - net of returns	$ -	$ -	$ -	$ -
Cost of goods sold

Gross profit	-	-	-	-

Operating expenses:
General and administrative	7,160	5,810	26,273	10,980
	7,160	5,810	26,273	10,980

Income (loss) from operations	(7,160)	(5,810)	(26,273)	(10,980)

Other income (expense):
Interest expense	-	-	(260)	-
	-	-	(260)	-

Income (loss) before
provision for income taxes	(7,160)	(5,810)	(26,533)	(10,980)

Provision for income tax	-	-	-	-

Net income (loss)	$ (7,160)	$ (5,810)	$ (26,533)	$ (10,980)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of
common shares outstanding	3,048,000	3,295,500	2,798,000	3,295,500

The accompanying notes are an integral part of the financial statements.

FIDELITY AVIATION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$ (19,373)	$ (10,980)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables		(1,500)
Net cash provided by (used for)
operating activities	(19,373)	(12,480)

Cash Flows From Investing Activities:	-	-

Net cash provided by (used for)
investing activities	-	-

Cash Flows From Financing Activities:
Deferred offering costs	(2,500)
Net cash provided by (used for)
financing activities	(2,500)	-

Net Increase (Decrease) In Cash	(21,873)	(12,480)

Cash At The Beginning Of The Period	20,295	40,521

Cash At The End Of The Period	$ (1,578)	$ 28,041

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

Results of Operations

We purchased and salvaged two initial airframes in 2003, and had the most significant revenues in

2003 and 2004 as a result of the sale of the most desirable and easily marketable parts from our inventory. Since 2003 and 2004 our revenues have declined significantly.  Total sales were $23,398 and $17,511 for 2005 and 2006, respectively, and we realized net operating losses for those years of $2,620 and $21,002, respectively.  We did not have any sales in 2007 or in the first quarter of 2008.  We realized a net operating loss of $56,365 for the fiscal year ended December 31, 2007 and a net operating loss of $10,980 for the six month period ended June 30, 2008.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company’s balance sheet reflects total assets of $28,041, all of which is in the form of cash, and no liabilities..  As of June 30, 2008, the Company had a cumulative deficit of $90,967.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

FIDELITY AVIATION CORPORATION

By:  /S/ John Schoenauer______________

John Schoenauer, Chief Executive Officer, Chief Financial Officer, Director

Date:  August 14, 2008