Form 10-Q
period 2008-09-30
FIDELITY AVIATION CORP
filed 2008-11-18
CIK 1411057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-146758

FIDELITY AVIATION CORPORATION
 (Exact name of registrant as specified in its charter)

Colorado	16-1718190
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

C915 Jia Hao International Business Center 116 Zizhuyuan Road Haidan District Beijing, China 100097
(Address of principal executive offices)

86-10-5170-9287
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

As of November 14, 2008 the Issuer had 15,295,500 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

FIDELITY AVIATION CORPORATION
FINANCIAL STATEMENTS
PERIOD ENDED SEPTEMBER 30, 2008

FIDELITY AVIATION CORPORATION
BALANCE SHEETS

		Sept. 30, 2008
	Dec. 31, 2007	(Unaudited)

ASSETS

Current assets
Cash	$40,521	$20,991
Total current assets	40,521	20,991

Total Assets	$40,521	$20,991

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$33,108	$-
Total current liabilties	33,108	-

Total Liabilities	33,108	-

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
3,295,500 shares issued & outstanding	87,400	119,008
Accumulated deficit	(79,987)	(98,017)

Total Stockholders' Equity	7,413	20,991

Total Liabilities and Stockholders' Equity	$40,521	$20,991

The accompanying notes are an integral part of the financial statements.

FIDELITY AVIATION CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008

Sales - net of returns	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	3,016	7,050	29,289	18,030
	3,016	7,050	29,289	18,030

(Loss) from operations	(3,016)	(7,050)	(29,289)	(18,030)

Other income (expense):
Interest expense	-	-	(260)
Other income	-	-	-	-
		-	(260)	-

Income (loss) before
provision for income taxes	(3,016)	(7,050)	(29,549)	(18,030)

Provision for income tax	-	-	-	-

Net income (loss)	$(3,016)	$(7,050)	$(29,549)	$(18,030)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	3,213,000	3,295,500	2,936,333	3,295,500

The accompanying notes are an integral part of the financial statements.

FIDELITY AVIATION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(29,549)	$(18,030)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances	18,789
Changes In Operating Assets and Liabilities:
Accrued payables	1,388
Net cash provided by (used for)
operating activities	(9,372)	(18,030)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FIDELITY AVIATION CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008

Cash Flows From Financing Activities:
Payments Made to Related Party Payable		(1,500)
Issuance of common stock	49,500
Net cash provided by (used for)
financing activities	49,500	(1,500)

Net Increase (Decrease) In Cash	40,128	(19,530)

Cash At The Beginning Of The Period	20,295	40,521

Cash At The End Of The Period	$60,423	$20,991

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

In 2008, related party paybles were offset as shareholders cobtribution to equity in the amount of $31,608.

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

Subsequent event

On October 8, 2008, Fidelity entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholders pursuant to which Fidelity purchased from the shareholders of NCH all issued and outstanding shares of NCH’s common stock in consideration of the issuance of 12,000,000 shares of common stock of Fidelity (the “Share Exchange”).

The Share Exchange resulted in (i) a change in control of Fidelity with the shareholders of NCH owning approximately 78% of issued and outstanding shares of common stock of Fidelity, (ii) NCH becoming a wholly-owned subsidiary of Fidelity, and (iii) appointment of certain nominees of the shareholders of NCH as directors and officers of Fidelity and resignation of John Schoenauer as director, chief executive officer, chief financial officer, secretary and treasurer of Fidelity.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Recent pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB. No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No.142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 have a material impact on its financial statements.

In May 2008, the FASB issued statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

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

Operating revenues for the reported period consisted solely of sales of our parts through our consignee, which remits to us the net sale receipts after deduction of the consignment commission and repair and recertification costs.

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

Because the most desirable parts tend to sell the quickest, aircraft salvage inventory becomes depleted over time, leaving the salvager with increasingly less-sought parts. Thus, the revenue trend drops over time, and it can be reliably anticipated that the largest revenues will be realized in the first couple of years following salvage.

Fidelity’s business is not seasonal, but the demand for aircraft parts fluctuates with the overall market for large-body jets and parts. And to a slightly lesser extent, demand for our parts can be influenced by aviation fuel prices, which can refocus demand from less fuel-efficient aircraft and aircraft that are more expensive to operate to those that are more fuel-efficient. For example, the DC-9 and MD-80 aircraft are fuel efficient and in other respects are comparatively cheap to operate (ex: require only two flight crew and can use shorter runways); thus, a surge in fuel prices can create demand for those aircraft parts even in the absence of a strong aviation market in general.

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

Recent Developments

On October 8, 2008, Fidelity entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholders pursuant to which Fidelity purchased from the shareholders of NCH all issued and outstanding shares of NCH’s common stock in consideration of the issuance of 12,000,000 shares of common stock of Fidelity (the “Share Exchange”).

The Share Exchange resulted in (i) a change in control of Fidelity with the shareholders of NCH owning approximately 78% of issued and outstanding shares of common stock of Fidelity, (ii) NCH becoming a wholly-owned subsidiary of Fidelity, and (iii) appointment of certain nominees of the shareholders of NCH as directors and officers of Fidelity and resignation of John Schoenauer as director, chief executive officer, chief financial officer, secretary and treasurer of Fidelity.

Results of Operations

We did not have any sales in 2007 or in 2008.  We suffered a net operating loss of $7,050 and $3,016 for the three month period ended September 30, 2008 and 2007 respectively, and a net operating loss of $18,030 and $29,549 for the nine month period ended September 30, 2008 and 2007 respectively.

Liquidity and Capital Resources

As of September 30, 2008, the Company’s balance sheet reflects total assets of $20,991, all of which are in the form of cash, and no liabilities.  As of September 30, 2008, the Company had a cumulative deficit of $98,017.

On or about March 27, 2008, our shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol  “FAVC.”  To date there has been no trading activity in the shares and there is not currently any market for our shares.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 6. EXHIBITS.

(a) The following exhibits are filed herewith:

31.1
Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY AVIATION CORPORATION

By:
Rong Yang, Chief Executive Officer, Chief Financial Officer, Director

Date:  November 18, 2008