Form 10-Q
period 2008-11-30
FIDELITY AVIATION CORP
filed 2009-01-14
CIK 1411057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

As of January 14, 2009 the Issuer had 15,295,500 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1.

1.1	FIDELITY AVIATION CORPORATION
Consolidated Balance Sheets (unaudited)

	November 30, 2008	May 31, 2008
Assets
Current assets
Cash and cash equivalents	$499,738	$865,601
Trade accounts receivable, net	18,054,829	10,035,581
Prepayments	99,665	245,495
Inventories	868,637	1,316,445
Total current assets	19,522,869	12,463,122

Property and equipment
Office trailers	1,794,642	1,765,632
Machinery and equipment	1,330,693	1,309,183
Vehicles	1,119,411	1,101,315
Furniture and office equipment	507,448	452,431
Construction in progress	1,463,079	1,439,429
Total property and equipment	6,215,273	6,067,990

Accumulated depreciation	(2,137,675)	(1,679,688)
Net property and equipment	4,077,598	4,388,302
Other receivables	1,922,316	472,451
Related party receivables	-	236,042
Total other assets	1,922,316	708,493
Total assets	$25,522,783	$17,559,917
Liabilities and stockholders' equity
Current liabilities
Trade accounts payable	$8,110,664	$5,503,200
Related party payable	261,306	625,252
Other payables	2,255,932	557,676
Accrued expenses	135,563	268,156
Total current liabilities	10,763,465	6,954,284

Minority Interests	1,294,579	901,345

Stockholders' equity
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and
Common stock; par value $0.001;
100,000,000 shares authorized; 15,295,500
shares issued and outstanding	15,296	15,296
Additional paid-in capital	1,381,348	1,381,348
Retained earnings	10,568,048	6,968,391
Accumulated other comprehensive income	1,500,047	1,339,253
Total stockholders' equity	13,464,739	9,704,288

Total Liabilities and stockholders' equity	$25,522,783	$17,559,917

See accompanying notes to financial statements

ITEM 1.  Consolidated Financial Statements

1.2	FIDELITY AVIATION CORPORATION
Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

Sales revenues	$15,565,149	$7,528,138	$27,020,125	$14,488,403

Cost of goods sold	12,870,609	6,215,475	22,251,323	11,761,929

Gross profit	2,694,540	1,312,663	4,768,802	2,726,474

Operating expenses
Selling expense	131,916	416,268	254,962	709,264
Other general and administrative	367,560	129,054	509,626	290,631
Total operating expenses	499,476	545,322	764,588	999,895

Operating income	2,195,064	767,341	4,004,214	1,726,579

Other income (expense)
Interest income (expense)	258	(14,636)	943	(25,983)
Other income (expense)	288	5,692	(12,266)	11,273
Total other income (expense)	546	(8,944)	(11,323)	(14,710)

Income before income taxes	2,195,610	758,397	3,992,891	1,711,869

Income Taxes	-	-	-	-

Income before minority interests	2,195,610	758,397	3,992,891	1,711,869

Minority Interests	217,872	73,945	393,234	166,907

Net income	$1,977,738	$684,452	$3,599,657	$1,544,962

Foreign Currency Translation Adjustment	(748)	197,783	160,794	297,656

Comprehensive Income	$1,976,990	$882,235	$3,760,451	$1,842,618

Earnings Per Share - Basic and Diluted	$0.13	$0.04	$0.24	$0.10

Basic and diluted shares outstanding	15,295,500	15,295,500	15,295,500	15,295,500

See accompanying notes to financial statements

ITEM 1.  Consolidated Financial Statements

1.3	FIDELITY AVIATION CORPORATION
Consolidated Statements of Cash Flows (unaudited)

	Six months ended	Six months ended
	November 30, 2008	November 30, 2007
Cash flows from operating activities:
Net income	$3,599,657	$1,544,962
Adjustments to reconcile net income
to net cash (used) provided by operations:
Minority interest	393,234	166,907
Depreciation and amortization	428,309	247,725
Provision for allowance on accounts receivable	-	-
Provision for allowance on other receivables	-	-
Changes in operating assets and liabilities:
Trade accounts receivable	(7,810,510)	(5,553,689)
Prepayments	149,847	(184,390)
Inventories	464,598	(11,386)
Other receivables	(1,470,035)	(234,109)
Trade accounts payable	2,498,816	1,895,674
Other payables	1,584,832	2,803,517
Accrued expenses	(30,501)	(6,402)
Net cash (used) provided by operations	(191,753)	668,809

Cash flows from investing activities:
Purchases of plant and equipment	(47,580)	(790,943)
Construction in progress	-	(25,847)
Net cash used in investing activities	(47,580)	(816,790)

Cash flows from financing activities:
Proceeds from short term notes payable	-	245,842
Proceeds from related party payable	(136,586)	-
Net cash (used) provided by financing activities	(136,586)	245,842

Effect of rate changes on cash	10,056	7,821

(Decrease) increase in cash and cash equivalents	(365,863)	105,682
Cash and cash equivalents, beginning of period	865,601	181,691
Cash and cash equivalents, end of period	$499,738	$287,373

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$23,352
Income taxes paid in cash	$-	$-

See accompanying notes to financial statement

ITEM 1.  Consolidated Financial Statements

1.4	Notes to Consolidated Financial Statements

1.   Nature of operations

Fidelity Aviation Corporation (“Fidelity”) was organized on February 28, 2003 as Fidelity Aircraft Partners LLC, a Colorado limited liability company (“Fidelity LLC”). On December 16, 2004, Fidelity LLC converted itself into Fidelity Aviation Corporation by filing a Statement of Conversion and Articles of Incorporation with the Colorado Secretary of State. Fidelity was formed to purchase large commercial (transport category) jet airframes, salvage the usable aircraft parts and components from them and sell the parts and components. The Board of Directors is currently evaluating the future market for the aircraft parts business in light of economic conditions.

On October 8, 2008, Fidelity entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholder pursuant to which Fidelity purchased from the shareholder of NCH all issued and outstanding shares of NCH’s common stock in consideration of the issuance of 12,000,000 shares of common stock of Fidelity (the “Share Exchange”).

The Share Exchange resulted in (i) a change in control of Fidelity with the shareholder of NCH owning approximately 78% of issued and outstanding shares of common stock of Fidelity, (ii) NCH becoming a wholly-owned subsidiary of Fidelity, and (iii) appointment of certain nominees of the shareholder of NCH as directors and officers of Fidelity and resignation of John Schoenauer as director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of Fidelity.

As a result of the Share Exchange Agreement, Beijing Fortune Capital Management Co., Ltd. (“BFCM”), a 99.5% owned subsidiary of NCH, became our indirect majority-owned subsidiary.  Also as a result of the Share Exchange Agreement, Beijing Chengzhi Qianmao Concrete Co., Ltd., the operating company, and a 99.5% owned subsidiary of BFCM, also became our majority-owned subsidiary.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with NCH as the acquirer and Fidelity as the acquired party.  When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of NCH on a consolidated basis unless the context suggests otherwise.

2.	Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

3.	Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the People’s Republic of China. Changing political climates in the PRC could have a significant effect on the Company’s business.

Principles of Consolidation

The consolidated financial statements include the financial statements of Fidelity Aviation Corporation, and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s foreign subsidiaries have fiscal year ends of May 31 and the results are consolidated up to that date. Minority interests consist of other stockholders’ ownership interests in majority-owned subsidiaries of the Company.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

3.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company receives revenue from sales of concrete products. We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product, the fee is fixed or determinable and collection is reasonably assured. Our product delivered to customers would be checked on site by customers and once the products are accepted by customers they will sign the check or notes payable. There is no warranty issue after the delivery.

The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied at the rate of 17% on the invoiced value of sales. The Company enjoys a free VAT policy according to the national policy, which encourages the development of the cement industry if the manufacturer satisfies the environmental protection requirements. The Company enjoys the free VAT policy from January 1st, 2006 and has been reviewed every year by the local tax bureau.

Shipping Income and Expense

EITF 00-10 “Accounting for Shipping and Handling Fees and Costs” establishes standards for the classification of shipping and handling costs. All amounts billed to a customer related to shipping and handling are classified as revenue. All costs incurred by the Company for shipping and handling are included in cost of sales.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the ccounts and any gain or loss is included in income. Depreciation related to property and equipment is reported in cost of revenues. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Office trailers	10 years
Machinery and equipment	3-8 years
Furniture and office equipment	5-8 years
Motor vehicles	3-5 years

3.	Summary of Significant Accounting Policies (continued)

Construction-in-progress

All facilities purchased for installation, self-made or subcontracted are accounted for under construction-in-progress. Construction-in-progress is recorded at acquisition cost, including cost of facilities, installation expenses and the interest capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets.

Impairment of Long-Lived and Intangible Assets

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  No impairment of assets was recorded in the periods reported.

Advertising Costs

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the six months ended November 30, 2008 and 2007 to be capitalized and deferred to future periods.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in US dollars. The functional currency is the Renminbi (“RMB”) of the PRC. The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC’s government. We use the Closing Rate Method in currency translation of the financial statements of the Company.

3.	Summary of Significant Accounting Policies (continued)

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has recorded no deferred tax assets or liabilities as of November 30, 2008 and 2007.  There are no material timing differences and therefore no deferred tax asset or liability as of November 30, 2008 and 2007. There are no net operating loss carry forwards as of November, 2008 and 2007.

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is charged 0% income tax expense for the fiscal quarters ended November 30, 2008 and 2007.  The exemption of income tax to the Company will last until December 31, 2010, and from year 2011, the Company will be subject to an income tax at an effective rate of 25%.

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by the Company are limited by certain statutory regulations in the PRC. No dividends may be paid by the Company without first receiving prior approval from the Foreign Currency Exchange Management Bureau.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". Basic net earnings per share are based upon the weighted average number of common shares outstanding. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.

3.	Summary of Significant Accounting Policies (continued)

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

In May 2008, the FASB issued statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. This statement identifies the ources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

3.	Summary of Significant Accounting Policies (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS" AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

The "Company", "we," "us," and "our," refer to (i) Fidelity Aviation Corporation; (ii) Northern Construction Holdings, Ltd, (“NCH”); (iii) Beijing Chengzhi Qianmao Concrete Corporation Ltd. (“Beijing Concrete”) and (iv) Beijing Fortune Capital Management Co., Ltd.

Overview

Fidelity’s business was launched in 2003 when it borrowed $125,000 to purchase two non-flying, narrow-body DC-9-51 airframes without engines and thrust reversers. We salvaged the rotable parts and systems from those airframes, and our business consisted of selling them to the aviation industry. Aviation customers for Fidelity’s parts were primarily: 1) aircraft operators, including leasing companies, charter airlines and scheduled-service airlines that operate DC-9 and MD-80 aircraft, as well as 2) the maintenance and repair organizations (MRO’s) which service those aircraft. We are currently evaluating the future market for our aircraft parts business.

On October 8, 2008, Fidelity entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholder pursuant to which Fidelity purchased from the shareholder of NCH all issued and outstanding shares of NCH’s common stock in consideration of the issuance of 12,000,000 shares of common stock of Fidelity (the “Share Exchange”).

The Share Exchange resulted in (i) a change in control of Fidelity with the shareholder of NCH owning approximately 78% of issued and outstanding shares of common stock of Fidelity, (ii) NCH becoming a wholly-owned subsidiary of Fidelity, and (iii) appointment of certain nominees of the shareholder of NCH as directors and officers of Fidelity and resignation of John Schoenauer as director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of Fidelity.

NCH, through its subsidiary Beijing Chengzhi Qianmao Concrete Corporation Ltd. (“Beijing Concrete”) engages in production of ready-mixed concrete and other special high-performance concrete for developers and the construction industry. It has two prime production facilities. One facility is located in the Nanhaizi area, on the west side of the Yizhuang economic development zone in Beijing. The other is located at the Tangshan harbor, about two hundred kilometers from Beijing.

Results of Operations

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

Sales Revenues

Sales for the three months ended November 30, 2008 were $15,565,149 as compared to $7,528,138 for the same period of 2007, an increase of 107%. The increase in sales is attributable to the increase of sales prices during this period and the development of our customer network. Our sales price increased proportionally to the increase of cost of raw materials, mainly cement, and labor costs.

Cost of Goods Sold

Cost of goods sold for the three months ended November 30, 2008 was $12,870,609 as compared to $6,215,475 for the same period of 2007, an increase of 107%. The increase in cost of goods is attributable to the increase of cost of raw materials during this period and the increase of sales due to the development of our customer network.

Gross Profit

Gross profit for the three months ended November 30, 2008 was $2,694,540, an increase of approximately 105%, as compared to $1,312,663 for the three months ended November 30, 2007. The increase in gross profit is attributable to the increase of sales due to the development of our customer network. Because cost of goods increased almost proportionally to the increase of sales, our gross margin in the three months ended November 30, 2008 was approximately 17.3%, which is approximately the same as 17.4% in the same period last year.

Selling Expenses

Selling expenses for the three months ended November 30, 2008 were $131,916 as compared to $416,268 for the same period of 2007, a decrease of $284,352, or approximately 68%. Selling expenses consisted primarily of after sales service expenses. The decrease in selling expenses was primarily due to tight control of budget.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2008 were $367,560, as compared to $129,054 for the same period of 2007, an increase of $238,506, or approximately 185%. The increase of the general and administrative expenses was primarily due to the consummation of the Share Exchange Agreement and related legal and professional expenses.

Operating Income

Our operating income for the three months ended November 30, 2008 was $2,195,064, an increase of 186% as compared to $767,341 for the three months ended November 30, 2007. The increased income was due to the increased sales revenue and our budget control on operating expenses.

Income Taxes

During the three months ended November 30, 2008, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

However, our PRC subsidiary is considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualifies it for an exemption from income tax until December 31, 2010.

Net Income

Net income was $1,977,738 for the three months ended November 30, 2008, compared to $684,452 in the same period last year, an increase of $1,293,286 or approximately 189%. The increase was primarily due to the increased sales and our budget control on operating expenses during the three months ended November 30, 2008.

Six Months Ended November 30, 2008 Compared to Six Months Ended November 30, 2007

Sales Revenues

Sales for the six months ended November 30, 2008 were $27,020,125 as compared to $14,488,403 for the same period of 2007, an increase of 86%.  The increase in sales is attributable to the increase of sales prices during this period and the development of our customer network.

Cost of Goods Sold

Cost of goods sold for the six months ended November 30, 2008 was $22,251,323 as compared to $11,761,929 for the same period of 2007, an increase of 89%. The increase in cost of goods is attributable to the increase of cost of raw materials during this period and the increase of sales due to the development of our customer network.

Gross Profit

Gross profit for the six months ended November 30, 2008 was $4,768,802, an increase of approximately 75%, as compared to $2,726,474 for the three months ended November 30, 2007. The increase in gross profit is attributable to the increase of sales due to the development of our customer network. Because of increasing market competition, our gross margin in the six months ended November 30, 2008 was approximately 17.6%, which is 1.2% less than 18.8% in the same period last year.

Selling Expenses

Selling expenses for the six months ended November 30, 2008 were $254,962 as compared to $709,264 for the same period of 2007, a decrease of $454,302, or approximately 64%. Selling expenses consisted primarily of after sales service expenses. The decrease in selling expenses was primarily due to tight control of budget.

General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2008 were $509,626, as compared to $290,631 for the same period of 2007, an increase of $218,995, or approximately 75%. The increase of the general and administrative expenses was primarily due to the consummation of the Share Exchange Agreement and related legal and professional expenses.

Operating Income

Income from operations for the six months ended November 30, 2008 was $4,004,214, an increase of 132% as compared to $1,726,579 for the six months ended November 30, 2007. The increased income was due to the increased sales revenue and our budget control on operating expenses.

Income Taxes

During the six months ended November 30, 2008, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

However, our PRC subsidiary is considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualifies it for an exemption from income tax until December 31, 2010.

Net Income

Net income was $3,599,657 for the six months ended November 30, 2008, compared with $1,544,962 in the same period last year, an increase of $2,054,695 or approximately 133%.  The increase was primarily due to the increased sales and our budget control on operating expenses during the six months ended November 30, 2008.

Liquidity and Capital Resources

As of November 30, 2008, we had cash and cash equivalents of $499,738. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended November 30
	2008	2007
Net cash provided by / (used in) operating activities	$(191,753)	$668,809
Net cash used in investing activities	(47,580)	(816,790)
Net cash provided by (used in) by financing activities	(136,586)	245,842
Effect of exchange rate change on cash and cash equivalents	10,056	7,821
Net (decrease) increase in cash and cash equivalents	(365,863)	105,682
Cash and cash equivalents, beginning balance	865,601	181,691
Cash and cash equivalents, ending balance	499,738	287,373

Operating Activities

Net cash used by operating activities was $191,753 for the six months ended November 30, 2008, whereas an amount of $668,809 of net cash was provided by operating activities for the corresponding period of 2007. The net cash reflects the revenues generated by the operations of Beijing Concrete.

Investing Activities

Net cash used in investing activities was $47,580 during the six months ended November 30, 2008. It was primarily used for purchasing machines and equipment.

Financing Activities

$136,586 of cash was used for six months ended November 30, 2008 for payment to related party payables.

Off-Balance Sheet Arrangements

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended November 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

FIDELITY AVIATION CORPORATION

By:	/s/ Rong Yang
Rong Yang, Chief Executive Officer, Chief Financial Officer, Director

Date:  January 14, 2009