Form 10-Q
period 2009-02-28
FIDELITY AVIATION CORP
filed 2009-04-14
CIK 1411057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009
or

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

☐ Yes   ☒ No

As of April 14, 2009 the Issuer had 15,295,500 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIDELITY AVIATION CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FIDELITY AVIATION CORPORATION
Consolidated Balance Sheets (unaudited)

	February 28, 2009	May 31, 2008
Assets
Current assets
Cash and cash equivalents	$638,836	$836,978
Trade accounts receivable, net	24,555,394	10,035,581
Prepayments	53,729	245,495
Inventories	954,647	1,316,445
Total current assets	26,202,606	12,434,499

Property and equipment
Office trailers	1,793,855	1,765,632
Machinery and equipment	1,330,109	1,309,183
Vehicles	1,118,919	1,101,315
Furniture and office equipment	507,225	452,431
Construction in progress	1,462,437	1,439,429
Total property and equipment	6,212,545	6,067,990

Accumulated depreciation	(2,231,603)	(1,679,688)
Net property, plant and equipment	3,980,942	4,388,302

Other receivables	2,382,214	472,451
Related party receivables	-	236,042
Total other assets	2,382,214	708,493

Total assets	$32,565,762	$17,531,294

Liabilities and stockholders' equity
Current liabilities
Trade accounts payable	$9,883,647	$5,503,200
Related party payable	250,981	677,930
Other payables	2,380,139	557,676
Accrued expenses	592,938	268,156
Total current liabilities	13,107,705	7,006,962

Minority Interests	1,066,124	577,995

Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; no par value; 100,000,000 shares authorized; 15,295,500 shares issued and outstanding	1,396,644	1,368,021
Retained earnings	15,566,647	7,294,422
Accumulated other comprehensive income	1,428,642	1,283,894
Total stockholders' equity	18,391,933	9,946,337

Total Liabilities and stockholders' equity	$32,565,762	$17,531,294

See accompanying notes to financial statements

FIDELITY AVIATION CORPORATION
Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three months	Three months	Nine months	Nine months
	ended February 28,	ended February 29,	ended February 28,	ended February 29,
	2009	2008	2009	2008

Sales revenues	$27,351,505	$10,774,185	$54,371,630	$25,262,588

Cost of goods sold	21,898,392	9,039,455	44,149,715	21,347,776

Gross profit	5,453,113	1,734,730	10,221,915	3,914,812

Selling expense	239,263	51,947	494,225	214,820
Other general and administrative	455,432	148,461	965,058	439,091
Total operating expenses	694,695	200,408	1,459,283	653,911

Net operating income	4,758,418	1,534,322	8,762,632	3,260,901

Other income (expense)
Interest income	190	128	1,133	915
Interest (expense)	-	(7,586)	-	(34,356)
Other expense	336	4,460	(11,930)	15,733
Total other income (expense)	526	(2,998)	(10,797)	(17,708)

Net income before income taxes	4,758,944	1,531,324	8,751,835	3,243,193

Income Taxes	-	-	-	-

Net income before minority interests	4,758,944	1,531,324	8,751,835	3,243,193

Minority Interests	260,606	83,840	479,610	177,565

Net income	$4,498,338	$1,447,484	$8,272,225	$3,065,628

Foreign Currency Translation Adjustment	(7,115)	395,917	144,748	677,276

Comprehensive Income	$4,491,223	$1,843,401	$8,416,973	$3,742,904

Earning Per Share - Basic and Diluted	$0.29	$0.12	$0.60	$0.26

Basic and diluted shares outstanding	15,295,500	12,000,000	13,733,189	12,000,000

See accompanying notes to financial statements

FIDELITY AVIATION CORPORATION
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended	Nine months ended
	February 28, 2009	February 29, 2008

Cash flows from operating activities:
Net income	$8,272,225	$3,065,628
Adjustments to reconcile net income to net cash provided by operations:
Minority Interests	479,610	177,565
Depreciation and amortization	523,196	449,409
Changes in operating liabilities and assets:
Trade accounts receivable	(14,320,425)	(5,398,170)
Prepayments	195,750	(121,542)
Inventories	378,188	66,283
Other receivables	(1,930,828)	(1,119,086)
Trade accounts payable	4,275,748	1,942,436
Other payables	1,816,538	1,893,190
Accrued expenses	320,482	80,426
Net cash provided by operations	10,484	1,036,139

Cash flows from investing activities:
Purchases of plant and equipment	(47,580)	(790,943)
Construction in Progress	-	(127,739)
Net cash used in investing activities	(47,580)	(918,682)

Cash flows from financing activities:
Proceeds from short-term notes payable	-	(77,836)
Proceeds from Related party	(199,489)	-
Cash acquired in recapitalization	28,623	-
Net cash used by financing activities	(170,866)	(77,836)

Effect of rate changes on cash	9,820	17,933

Increase (decrease) in cash and cash equivalents	(198,142)	57,554
Cash and cash equivalents, beginning of period	836,978	181,691
Cash and cash equivalents, end of period	$638,836	$239,245

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$30,810
Income taxes paid in cash	$-	$-

See accompanying notes to financial statement

FIDELITY AVIATION CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended May 31, 2008 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

Note 1.   Nature of operations

Fidelity Aviation Corporation (“Fidelity”) was organized on February 28, 2003 as Fidelity Aircraft Partners LLC, a Colorado limited liability company (“Fidelity LLC”). On December 16, 2004, Fidelity LLC converted itself into Fidelity Aviation Corporation by filing a Statement of Conversion and Articles of Incorporation with the Colorado Secretary of State. Fidelity was formed to purchase large commercial (transport category) jet airframes, salvage the usable aircraft parts and components from them and sell the parts and components. The Board of Directors is currently evaluating the future market for aircraft parts business in light of economic conditions.

On October 8, 2008, Fidelity entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholder pursuant to which Fidelity issued 12,000,000 shares of  Fidelity common stock (the “Share Exchange”) in exchange for all issued and outstanding common stock of NCH.

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

As a result of the Share Exchange Agreement, Beijing Fortune Capital Management Co., Ltd. (“BFCM”), a 95% owned subsidiary of NCH, became our indirect majority-owned subsidiary.  Also as a result of the Share Exchange Agreement, Beijing Chengzhi Qianmao Concrete Co., Ltd., (“Beijing Concrete”), the operating company, and a 99.5% owned subsidiary of BFCM, also became our majority-owned subsidiary.

For accounting purposes, the share exchange transaction was treated as a capital transaction where the acquiring corporation issued stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded.  All references to NCH common stock have been restated to reflect the equivalent numbers of Fidelity common shares.

When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of NCH on a consolidated basis unless the context suggests otherwise.

Note 2.   Basis of Presentation

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

FIDELITY AVIATION CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 3.   Summary of Significant Accounting Policies

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

FIDELITY AVIATION CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 3.   Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property and equipment is reported in cost of revenues. Property, plant and equipment are depreciated over their estimated useful lives as follows:

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

Other receivables

Other receivables consist of insurance claims and the temporary lending to the staff with no fixed repayment date and with no interest bearing on it. The Allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. The total outstanding amount was $2,382,214 and $472,451 as of February 28, 2009 and May 31, 2008, respectively. There is no provision made for the other receivables at February 28, 2009 and May 31, 2008.

Related Party Transactions

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. Total outstanding amount of related party payable was $250,981 and $677,930 as of February 28, 2009 and May 31, 2008, respectively.

FIDELITY AVIATION CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Other Payables

Other payables consist of the following as of February 28, 2009 and May 31, 2008:

	February 28, 2009	May 31, 2008
Commission payable	$1,767,053	$407,205
Staff deposit	613,086	150,471
Total other payables	$2,380,139	$557,676

Minority Interests

Minority interests consist of other stockholders’ ownership interests in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership. As of February 28, 2009 and May 31, 2008, the balance of minority interests was $1,066,124 and $577,995 respectively.

Advertising Costs

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the nine months ended February 28, 2009 and February 29, 2008 to be capitalized and deferred to future periods.

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
Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has recorded no deferred tax assets or liabilities as of February 28, 2009 and February 29, 2008.  There are no material timing differences and therefore no deferred tax asset or liability as of February 28, 2009 and February 29, 2008. There are no net operating loss carry forwards as of February 28, 2009 and February 29, 2008.

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is charged 0% income tax expense for the fiscal quarters ended February 28, 2009 and 2008.  The exemption of income tax to the Company will last until December 31, 2010, and from year 2011, the Company will be subject to an income tax at an effective rate of 25%.

FIDELITY AVIATION CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 3.   Summary of Significant Accounting Policies (continued)

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by the Company are limited by certain statutory regulations in the PRC. No dividends may be paid by the Company without first receiving prior approval from the Foreign Currency Exchange Management Bureau. However, no such restrictions exist with respect to loans and advances.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". Basic net earnings per share are based upon the weighted average number of common shares outstanding. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

As the Company sells its product, concrete, within China, it is not needed to report revenues by segment.

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

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

FIDELITY AVIATION CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 3.   Summary of Significant Accounting Policies (continued)

Recent pronouncements (continued)

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

ITEM 2.   MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

The "Company", "we," "us," and "our," refer to (i) Fidelity Aviation Corporation; (ii) Beijing Chengzhi Qianmao Concrete Corporation Ltd. (“Beijing Concrete”) and (iii) Northern Construction Holdings, Ltd, (“NCH”).

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

Results of Operations

Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008

Sales Revenues

Sales for the three months ended February 28, 2009 were $27,351,505 as compared to $10,774,185 for the same period last year, an increase of 154%. The increase in sales is attributable to the increase of sales prices during this period and the development of our customer network.

Costs of Goods Sold

Cost of goods sold for the three months ended February 28, 2009 was $21,898,392 as compared to $9,039,455 for the same period last year, an increase of 142%. The increase in cost of goods is attributable to the increase of cost of raw materials during this period and the increase of sales due to the development of our customer network.

Gross Profit

Gross profit for the three months ended February 28, 2009 was $5,453,113, an increase of approximately 214%, as compared to $1,734,730 for the three months ended February 29, 2008. The increase in gross profit is attributable to the increase of sales due to the development of our customer network. Our gross margin in the three months ended February 28, 2009 was approximately 19.9%, which is higher than 16.1% in the same period last year. The increase of the gross margin is mainly due to the increase of sales prices.

Selling Expenses

Selling expenses for the three months ended February 28, 2009 were $239,263 as compared to $51,947 for the same period last year, an increase of $187,316, or approximately increase of 361%. Selling expenses consisted primarily of after sales service expenses. The increase in selling expenses was primarily due to increase of sales revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2009 were $455,432, as compared to $148,461 for the same period last year, an increase of $306,971, or approximately 207%. The increase of the general and administrative expenses was primarily due to the consummation of the Share Exchange Agreement and related legal and professional expenses.

Operating Income

Our operating income for the three months ended February 28, 2009 was $4,758,418, an increase of 210% as compared to $1,534,322 for the three months ended February 29, 2008. The increased income was due to the increased sales revenue and our budget control on operating expenses.

Income Taxes

During the three months ended February 28, 2009, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

However, our PRC subsidiary is considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualifies it for an exemption from income tax until December 31, 2010.

Net Income

Net income was $4,498,338 for the three months ended February 28, 2009, compared to $1,447,484 in the same period last year, an increase of $3,050,854 or approximately 211%. The increase was primarily due to the increased sales and our budget control on operating expenses during the three months ended February 28, 2009.

Nine Months Ended February 28, 2009 Compared to Nine Months Ended February 29, 2008

Sales Revenues

Sales for the nine months ended February 28, 2009 were $54,371,630 as compared to $25,262,588 for the same period last year, an increase of 115%.  The increase in sales is attributable to the increase of sales prices during this period and the development of our customer network.

Costs of Goods Sold

Cost of goods sold for the nine months ended February 28, 2009 was $44,149,715 as compared to $21,347,776 for the same period last year, an increase of 107%. The increase in cost of goods is attributable to the increase of cost of raw materials during this period and the increase of sales due to the development of our customer network.

Gross Profit

Gross profit for the nine months ended February 28, 2009 was $10,221,915, an increase of approximately 161.1%, as compared to $3,914,812 for the nine months ended February 29, 2008. The increase in gross profit is attributable to the increase of sales due to the development of our customer network. Because of increased sales prices and effective cost control, our gross margin in the nine months ended February 28, 2009 was approximately 18.8%, compared with 15.5% in the same period last year.

Selling Expenses

Selling expenses for the nine months ended February 28, 2009 were $494,225 as compared to $214,820 for the same period last year, an increase of $279,405, or approximately increase of 130%. Selling expenses consisted primarily of after sales service expenses. The increase in selling expenses was primarily due to increase of sales revenue.

General and Administrative Expenses

General and Administrative Expenses for the nine months ended February 28, 2009 were $965,058, as compared to $439,091 for the same period last year, an increase of $525,967, or approximately 119.8%. The increase of the general and administrative expenses was primarily due to the consummation of the Share Exchange Agreement, related legal and professional expenses.

Operating Income

Income from operations for the nine months ended February 28, 2009 was $8,762,632, an increase of 168.7% as compared to $3,260,901 for the nine months ended February 29, 2008. The increased income was due to the increased sales revenue and our budget control on operating expenses.

Income Taxes

During the nine months ended February 28, 2009, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

However, our PRC subsidiary is considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualifies it for an exemption from income tax until December 31, 2010.

Net Income

Net income was $8,272,225 for the nine months ended February 28, 2009, compared with $3,065,628 in the same period last year, an increase of $5,206,597 or approximately 170%.  The increase was primarily due to the increased sales and our budget control on operating expenses during the nine months ended February 28, 2009.

Liquidity and Capital Resources

As of February 28, 2009, we had cash and cash equivalents of $638,836. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months Ended
	February 28, 2009	February 29, 2008
Net cash provided by / (used in) operating activities	$10,484	$1,036,139
Net cash used in investing activities	(47,580)	(918,682)
Net cash provided (used in) by financing activities	(170,866)	(77,836)
Effect of exchange rate change on cash and cash equivalents	9,820	17,933
Net (decrease) increase in cash and cash equivalent	(198,142)	57,554
Cash and cash equivalents, beginning balance	836,978	181,691
Cash and cash equivalents, ending balance	638,836	239,245

Operating Activities

Net cash provided by operating activities was $10,484 for the nine months ended February 28, 2009, whereas an amount of $1,036,139 net cash was provided by operating activities for the corresponding period of 2008. The balance of account receivables occupies a major part of the operation capital.

Investing Activities

Net cash used in investing activities is $47,580 during the nine months ended February 28, 2009, while a net of $918,682 was used by investing activities for the corresponding period of 2008. It was primarily used for the purpose of purchasing machines and equipments in 2008.

Financing Activities

$170,866 of cash was used for the nine months ended February 28, 2009, within which $199,489 was used for the purpose of payment to related party payables and $28,623 was contributed by shareholders during the reverse acquisition.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 4T.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that because of the material weakness in internal control over financial reporting described below our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

On February 25, 2009, the Board of Directors of the Company concluded, based on the recommendation of management, that certain minority interest ownership had not been accounted properly in the consolidated financial statements of Northern Construction Holdings, Ltd. (“NCH”), a direct wholly owned subsidiary of the Company, for the fiscal years ended May 31, 2008 and 2007, which financial statements should therefore be restated to correct this error. Beijing Fortune Capital Management Co., Ltd., a direct 95% owned subsidiary of NCH, owns 99.5% of Beijing Chengzhi Quianmo Concrete Co, Ltd. However, 95% ownership figure was used in our previously reported 2008 and 2007 consolidated financial statements. Consequently, the consolidated financial statements of the Company for the fiscal quarter ended November 30, 2008 included in the Company’s quarterly report on Form 10-Q filed with the Commission on January 14, 2009 contained the same error. Management has discussed this matter with Child Van Wagoner & Bradshaw, PLLC, the Company’s independent registered public accounting firm.

On April 13, 2009, the Company filed a current report on Form 8-K which included the restated audited consolidated financial statements of NCH for the fiscal years ended May 31, 2008 and 2007 together with the audit opinion reissued by the Company’s independent registered public accounting firm. The Company intends to file its amended quarterly report on Form 10-Q/A for the fiscal quarter ended November 30, 2008 to reflect the correct minority interest ownership of Beijing Chengzhi Quianmo Concrete Co, Ltd.

The management considered the impact of this error on the effectiveness of the Company’s internal control over financial reporting and determined that it amounted to a material weakness. As a result, management no longer believes that the Company's internal controls over financial reporting were effective.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

Except as described above, there was no change in the Company's internal control over financial reporting during the period ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  April 14, 2009