Form 10-Q/A
period 2008-11-30
FIDELITY AVIATION CORP
filed 2009-05-27
CIK 1411057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

TABLE OF CONTENTS

Page

PART I Financial Information

Item 1. Unaudited Financial Statements.	2

Balance Sheets as of November 30, 2008 and May 31, 2008 (Unaudited)	2

Statements of Operations for the three and six months ended November 30, 2008 and 2007 (Unaudited)	3

Statements of Cash Flows for the six months ended November 30, 2008 and 2007 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 4T. Controls and Procedures.	16

PART II Other Information

Item 6. Exhibits.	17

Signatures	18

Exhibits/Certifications

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2008, as filed with the Securities and Exchange Commission (the “Commission”) on January 14, 2009, to

●	amend our financial statements for the quarterly period ended November 30, 2008
●	amend Item 4T, "Controls and Procedures."

In addition, we are filing updated certifications pursuant to the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 32.1.

PART I-FINANCIAL INFORMATION
ITEM 1.
1.1  FIDELITY AVIATION CORPORATION Consolidated Balance Sheets (unaudited)

	November 30, 2008	May 31, 2008
	(Restated)
Assets
Current assets
Cash and cash equivalents	$499,738	$836,978
Trade accounts receivable, net	18,054,829	10,035,581
Prepayments	99,665	245,495
Inventories	868,637	1,316,445
Total current assets	19,522,869	12,434,499

Property and equipment
Office trailers	1,794,642	1,765,632
Machinery and equipment	1,330,693	1,309,183
Vehicles	1,119,411	1,101,315
Furniture and office equipment	507,448	452,431
Construction in progress	1,463,079	1,439,429
Total property and equipment	6,215,273	6,067,990

Accumulated depreciation	(2,137,675)	(1,679,688)
Net property, plant and equipment	4,077,598	4,388,302

Other receivables	1,922,316	472,451
Related party receivables	-	236,042
Total other assets	1,922,316	708,493

Total assets	$25,522,783	$17,531,294

Liabilities and stockholders' equity
Current liabilities
Trade accounts payable	$8,110,664	$5,503,200
Related party payable	313,984	677,930
Other payables	2,255,932	557,676
Accrued expenses	135,563	268,156
Total current liabilities	10,816,143	7,006,962

Minority Interests	805,930	577,995

Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding
Common stock; no par value; 100,000,000 shares authorized; 15,295,500 shares issued and outstanding	1,396,644	1,368,021
Retained earnings	11,068,309	7,294,422
Accumulated other comprehensive income	1,435,757	1,283,894
Total stockholders' equity	13,900,710	9,946,337

Total Liabilities and stockholders' equity	$25,522,783	$17,531,294

See accompanying notes to financial statements

ITEM 1.  Consolidated Financial Statements

1.2	FIDELITY AVIATION CORPORATION
Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

	(Restated)	(Restated)	(Restated)	(Restated)

Sales revenues	$15,565,149	$7,528,138	$27,020,125	$14,488,403

Cost of goods sold	12,870,609	6,532,382	22,251,323	12,308,321

Gross profit	2,694,540	995,756	4,768,802	2,180,082

Selling expense	131,916	99,361	254,962	162,872
Other general and administrative	367,560	129,054	509,626	290,631
Total operating expenses	499,476	228,415	764,588	453,503

Net operating income	2,195,064	767,341	4,004,214	1,726,579

Other income (expense)
Interest expense	258	(14,636)	943	(25,983)
Other expense	288	5,692	(12,266)	11,273
Total other income (expense)	546	(8,944)	(11,323)	(14,710)

Net income before income taxes	2,195,610	758,397	3,992,891	1,711,869

Income Taxes	-	-	-	-

Net income before minority interests	2,195,610	758,397	3,992,891	1,711,869

Minority Interests	120,590	40,514	219,004	93,725

Net income	$2,075,020	$717,883	$3,773,887	$1,618,144

Foreign Currency Translation Adjustment	17,087	186,954	151,863	281,359

Comprehensive Income	$2,092,107	$904,837	$3,925,750	$1,899,503

Earning Per Share - Basic and Diluted	$0.15	$0.06	$0.29	$0.13

Basic and diluted shares outstanding	13,904,000	12,000,000	12,952,000	12,000,000

See accompanying notes to financial statements

ITEM 1.  Consolidated Financial Statements

1.3	FIDELITY AVIATION CORPORATION
Consolidated Statements of Cash Flows (unaudited)

	Six months ended	Six months ended
	November 30, 2008	November 30, 2007
	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$3,773,887	$1,618,144
Adjustments to reconcile net income to net cash provided by (used in) operations:
Minority Interests	219,004	93,725
Depreciation and amortization	428,309	247,725
Changes in operating liabilities and assets:
Trade accounts receivable	(7,810,510)	(5,553,689)
Prepayments	149,847	(184,390)
Inventories	464,598	(11,386)
Other receivables	(1,470,035)	(234,109)
Trade accounts payable	2,498,816	1,895,674
Other payables	1,584,832	2,803,517
Accrued expenses	(30,501)	(6,402)
Net cash provided by (used in) operations	(191,753)	668,809

Cash flows from investing activities:
Purchases of plant and equipment	(47,580)	(790,943)
Construction in Progress	-	(25,847)
Net cash used in investing activities	(47,580)	(816,790)

Cash flows from financing activities:
Proceeds from short-term notes payable	-	245,842
Repayments to Related party	(136,586)	-
Net cash provided by (used in) financing activities	(136,586)	245,842

Effect of rate changes on cash	10,056	7,821

Increase (decrease) in cash and cash equivalents	(365,863)	105,682
Cash and cash equivalents, beginning of period	865,601	181,691
Cash and cash equivalents, end of period	499,738	287,373

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$23,352
Income taxes paid in cash	$-	$-

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

As a result of the Share Exchange Agreement, Beijng Fortune Capital Management Co., Ltd. (“BFCM”), a 95% owned subsidiary of NCH, became our indirect majority-owned subsidiary.  Also as a result of the Share Exchange Agreement, Beijing Chengzhi Qianmao Concrete Co., Ltd., (“Beijing Concrete”), the operating company, and a 99.5% owned subsidiary of BFCM, also became our majority-owned subsidiary.

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

Other receivables

Other receivables consist of insurance claims and the temporary lending to the staff with no fixed repayment date and with no interest bearing on it. The Allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. The total outstanding amount was $1,922,316 and $472,451 as of November 30, 2008 and May 31, 2008, respectively. There is no provision made for the other receivables at November 30, 2008 and May 31, 2008.

Related Party Transactions

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. These loans bear no interest and have no fixed payment terms. Total outstanding amount of related party payable was $313,984 and $677,930 as of November 30, 2008 and May 31, 2008, respectively.

Other Payables

Other payables consist of the following as of November 30, 2008 and May 31, 2008:

	November 30, 2008	May 31, 2008
Commission payable	$1,984,787	$407,205
Staff deposit	271,145	150,471
Total other payables	$2,255,932	$557,676

3.       Summary of Significant Accounting Policies (continued)

Minority Interests

Minority interests consist of other stockholders’ ownership interests in majority-owned subsidiaries of the Company, which is about 5.8% of the total ownership. As of November 30, 2008 and May 31, 2008, the balance of minority interests was $805,930 and $577,995 respectively.

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

The current income tax expense and deferred tax expenses for the fiscal quarters ended November 30, 2008 and 2007 are as follows:

	For the three months ended		For the six months ended
	Nov. 2008	Nov. 2007	Nov. 2008	Nov. 2007
Current tax expense	-	-	-	-
Deferred tax expense	-	-	-	-
	$-	$-	$-	$-

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

As the Company sells its product, concrete, throughout China, it is not needed to report revenues by segment.

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the consolidated financial statements for the three months ended November 30, 2008 and 2007, we noted minority interest ownership has not been accounted for properly. Beijing Fortune Capital Management Co., Ltd owns 99.5% of Beijing Concrete, however, 95% was used in our previously reported consolidated financial statements.

Accordingly, these accompanying consolidated financial statements have been restated for the items mentioned above from the amounts previously reported.

	Restated	As previously
		reported
	November 30, 2008
Liabilities and stockholders' equity
Current liabilities
Trade accounts payable	$8,110,664	$8,110,664
Related party payable	313,984	261,306
Other payables	2,255,932	2,255,932
Accrued expenses	135,563	135,563
Total current liabilities	10,816,143	10,763,465

Minority Interests	805,930	1,294,579
Stockholders' equity
Common stock; no par value, 100,000,000 shares authorized; 15,295,500 shares issued and outstanding	1,396,644	15,296
Additional paid-in capital	0	1,381,348
Retained earnings	11,068,309	10,568,048
Accumulated other comprehensive income	1,435,757	1,500,047
Total stockholders' equity	13,900,710	13,464,739

Total Liabilities and stockholders' equity	$25,522,783	$25,522,783

3.           Summary of Significant Accounting Policies (continued)

Restatement of Previously Issued Financial Statements (continued)

In addition to the minority interest ownership we  have reclassified 2007’s cost and expenses accounts because amounts previously reported were not properly grouped.

The cumulative effect of the accounts that have been revised in the statement of operation is presented as follows:

	Three months ended November 30, 2008		Three months ended November 30, 2007

	Restated	As previously reported	Restated	As previously reported
Cost of goods sold	$12,870,609	$12,870,609	$6,532,382	$6,215,475
Gross profit	2,694,540	2,694,540	995,756	1,312,663
Operating expenses
Selling expense	131,916	131,916	99,361	416,268
Other general and administrative	367,560	367,560	129,054	129,054
Total operating expenses	499,476	499,476	228,415	545,322

Minority Interests	120,590	217,872	40,514	73,945

Net income	$2,075,020	$1,977,738	$717,883	$684,452

Foreign Currency Translation Adjustment	17,087	(748)	186,954	197,783

Comprehensive Income	$2,092,107	$1,976,990	$904,837	$882,235

Earning Per Share - Basic and	$0.15	$0.13	$0.06	$0.04

Basic and diluted shares	13,904,000	15,295,500	12,000,000	15,295,500

	Six months ended November 30, 2008		Six months ended November 30, 2007

	Restated	As previously reported	Restated	As previously reported

Cost of goods sold	$22,251,323	$22,251,323	$12,308,321	$11,761,929
Gross profit	4,768,802	4,768,802	2,180,082	2,726,474

Operating expenses
Selling expense	254,962	254,962	162,872	709,264
Other general and administrative	509,626	509,626	290,631	290,631
Total operating expenses	764,588	764,588	453,503	999,895

Minority Interests	219,004	393,234	93,725	166,907

Net income	$3,773,887	$3,599,657	$1,618,144	$1,544,962

Foreign Currency Translation	151,863	160,794	281,359	297,656

Comprehensive Income	$3,925,750	$3,760,451	$1,899,503	$1,842,618

Earning Per Share - Basic and Diluted	$0.29	$0.24	$0.13	$0.10

Basic and diluted shares outstanding	12,952,000	15,295,500	12,000,000	15,295,500

3.           Summary of Significant Accounting Policies (continued)

Restatement of Previously Issued Financial Statements (continued)

The cumulative effect of this change on the statement of cash flow is presented as follows:

	Six months ended November 30, 2008		Six months ended November 30, 2007

	(Restated)	As Previously Reported	(Restated)	As Previously Reported
Cash flows from operating activities:
Net income	$3,773,887	3,599,657	$1,618,144	$1,544,962
Adjustments to reconcile net income to net cash provided by operations:
Minority Interests	219,004	393,234	93,725	166,907

4.            Recent pronouncements

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

4.           Recent pronouncements (continued)

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

ITEM 2.          MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

Results of Operations

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

Sales Revenues

Sales for the three months ended November 30, 2008 were $15,565,149 as compared to $7,528,138 for the same period last year, an increase of 107%. The increase in sales is attributable to the increase of sales prices during this period and the development of our customer network. Our sales price increased proportionally to the increase of cost of raw materials, mainly cement, and labor costs.

Costs of Goods Sold

Cost of goods sold for the three months ended November 30, 2008 was $12,870,609 as compared to $6,532,382 for the same period last year, an increase of 97%. The increase in cost of goods is attributable to the increase of cost of raw materials during this period and the increase of sales due to the development of our customer network.

Gross Profit

Gross profit for the three months ended November 30, 2008 was $2,694,540, an increase of approximately 170%, as compared to $995,756 for the three months ended November 30, 2007. The increase in gross profit is attributable to the increase of sales due to the development of our customer network. With improved cost control activities, our gross margin in the three months ended November 30, 2008 was approximately 17.3%, which is higher than 13.2% in the same period last year.

Selling Expenses

Selling expenses for the three months ended November 30, 2008 were $131,916 as compared to $99,361 for the same period last year, an increase of $32,555, or approximately increase of 32.7%. Selling expenses consisted primarily of after sales service expenses. The increase in selling expenses was primarily due to promoting sales revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2008 were $367,560, as compared to $129,054 for the same period last year, an increase of $238,506, or approximately 185%. The increase of the general and administrative expenses was primarily due to the consummation of the Share Exchange Agreement and related legal and professional expenses.

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

Net Income

Net income was $2,075,020 for the three months ended November 30, 2008, compared to $717,883 in the same period last year, an increase of $1,357,137 or approximately 189%. The increase was primarily due to the increased sales and our budget control on operating expenses during the three months ended November 30, 2008.

Six Months Ended November 30, 2008 Compared to Six Months Ended November 30, 2007

Sales Revenues

Sales for the six months ended November 30, 2008 were $27,020,125 as compared to $14,488,403 for the same period last year, an increase of 86%.  The increase in sales is attributable to the increase of sales prices during this period and the development of our customer network.

Costs of Goods Sold

Cost of goods sold for the six months ended November 30, 2008 was $22,251,323 as compared to $12,308,321 for the same period last year, an increase of 81%. The increase in cost of goods is attributable to the increase of cost of raw materials during this period and the increase of sales due to the development of our customer network.

Gross Profit

Gross profit for the six months ended November 30, 2008 was $4,768,802, an increase of approximately 118.7%, as compared to $2,180,082 for the six months ended November 30, 2007. The increase in gross profit is attributable to the increase of sales due to the development of our customer network. Because cost control activities, our gross margin in the six months ended November 30, 2008 was approximately 17.6%, which is 2.6% higher than 15.0% in the same period last year.

Selling Expenses

Selling expenses for the six months ended November 30, 2008 were $254,962 as compared to $162,872 for the same period last year, an increase of $92,090, or approximately an increase of 56.5%. Selling expenses consisted primarily of after sales service expenses. The increase in selling expenses was primarily due to promoting sales revenue.

General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2008 were $509,626, as compared to $290,631 for the same period last year, an increase of $218,995, or approximately 75%. The increase of the general and administrative expenses was primarily due to the consummation of the Share Exchange Agreement and related legal and professional expenses.

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

Net Income

Net income was $3,773,887 for the six months ended November 30, 2008, compared with $1,618,144 in the same period last year, an increase of $2,155,743 or approximately 133%.  The increase was primarily due to the increased sales and our budget control on operating expenses during the three months ended November 30, 2008.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended November 30
	2008	2007
Net cash provided by / (used in) operating activities	$(191,753)	$668,809
Net cash used in investing activities	(47,580)	(816,790)
Net cash provided by (used in) financing activities	(136,586)	245,842
Effect of exchange rate change on cash and cash equivalents	10,056	7,821
Net (decrease) increase in cash and cash equivalents	(365,863)	105,682
Cash and cash equivalents, beginning balance	865,601	181,691
Cash and cash equivalents, ending balance	499,738	287,373

Operating Activities

Net cash used by operating activities was $191,753 for the six months ended November 30, 2008, whereas an amount of $668,809 net cash was provided by operating activities for the corresponding period of 2007. The net cash reflects the revenues generated by the operations of Beijing Concrete, since there was no substantial revenue for the same period last year for the Company.

Investing Activities

Net cash used in investing activities is $47,580 during the first two quarters of fiscal year 2008. It was primarily used for the purpose of purchasing some machines and equipment.

Financing Activities

$136,586 of cash was used for six months ended November 30, 2008 for the purpose of payment to related party payables.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded at that time that our disclosure controls and procedures were effective as of the end of the period covered by this report. In view of the material weakness in our internal control over financial reporting because of the error in our financial statements as described below in more detail, management now believes that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

On February 25, 2009, the Board of Directors of the Company concluded, based on the recommendation of management, that certain minority interest ownership had not been accounted for properly in the consolidated financial statements of Northern Construction Holdings, Ltd. (“NCH”), a direct wholly-owned subsidiary of the Company, for the fiscal years ended May 31, 2008 and 2007, which financial statements should therefore be restated to correct this error. Beijing Fortune Capital Management Co., Ltd., a direct 95% owned subsidiary of NCH, owns 99.5% of Beijing Chengzhi Quianmo Concrete Co, Ltd. However, 95% ownership figure was used in our previously reported 2008 and 2007 consolidated financial statements. Consequently, the consolidated financial statements of the Company for the fiscal quarter ended November 30, 2008 included in the Company’s quarterly report on Form 10-Q filed with the Commission on January 14, 2009 contained the same error. Management has discussed this matter with Child Van Wagoner & Bradshaw, PLLC, the Company’s independent registered public accounting firm.

On April 13, 2009, the Company filed a current report on Form 8-K which included the restated audited consolidated financial statements of NCH for the fiscal years ended May 31, 2008 and 2007 together with the audit opinion reissued by the Company’s independent registered public accounting firm. We are filing this amended report on Form 10-Q/A for the fiscal quarter ended November 30, 2008 to reflect the correct minority interest ownership of Beijing Chengzhi Quianmo Concrete Co, Ltd.

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

We are working with our independent registered public accounting firm to remedy the foregoing material weakness. We are working to refine our internal controls over financial reporting to prevent future errors of a similar nature and are making progress in this area.

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

Date: May 22, 2009