Form 10-K
period 2009-05-31
FIDELITY AVIATION CORP
filed 2009-09-15
CIK 1411057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 333-146758

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	16-1718190
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

C915 Jia Hao International Business Center
116 Zizhuyuan Road Haidan District
Beijing, China 100097
(Address of principal executive offices)

Issuer’s telephone number, including area code: 86-10-5170-9287

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated Filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of November 30, 2008 the last day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s common stock.

As of September 15, 2009, there were outstanding 15,295,500 shares of the registrant’s common stock, no par value.

Documents incorporated by reference: None.

China Infrastructure Construction Corporation

Form 10-K

Table of Contents

i

PREDICTIVE STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute predictive statements. Such predictive statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include, but are not limited to: market and customer acceptance and demand for our products; our ability to market our products; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment, including government regulation in the PRC; our ability to obtain the requisite regulatory approvals to commercialize our products; fluctuations in operating results, including spending for research and development and sales and marketing activities; and other risks detailed from time-to-time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

The words "believe, expect, anticipate, intend and plan" and similar expressions identify predictive statements. These statements are subject to risks and uncertainties that cannot be known or quantified and, consequently, actual results may differ materially from those expressed or implied by such predictive statements. Readers are cautioned not to place undue reliance on these predictive statements, which speak only as of the date they are made.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of May 31, 2009, US $1.00 = 6.8283 yuan.

ii

PART I

ITEM 1. BUSINESS

Our Corporate History

China Infrastructure Construction Corporation (the “Company”) was organized on February 28, 2003 as Fidelity Aircraft Partners LLC, a Colorado limited liability company (“Fidelity LLC”). On December 16, 2004, Fidelity LLC converted itself into Fidelity Aviation Corporation by filing a Statement of Conversion and Articles of Incorporation with the Colorado Secretary of State. Effective August 24, 2009, the Company changed its name from Fidelity Aviation Corporation to China Infrastructure Construction Corporation. The name change is currently being reviewed by the Financial Industry Regulatory Authority (the “FINRA”).

The Company was formed to purchase large commercial (transport category) jet airframes, salvage the usable aircraft parts and components from them and sell the parts and components. The Board of Directors evaluated the future market for our aircraft parts business and resolved not to pursue this line of business anymore.

 Acquisition of New Line of Business

On October 8, 2008, the Company entered into a Share Exchange Agreement with (i) Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”); and (ii) the holder of all of the outstanding voting stock of NCH, Mr. Hongyun Li, who held the shares on behalf of Mr. Rui Shen, whereby the Company exchanged 12,000,000 voting common shares, or approximately 78% shares of the Company for 100% of the shares of NCH, as described below.

Through the Share Exchange Agreement, we effectively implemented a reverse acquisition whereby we issued to the beneficiary Mr. Rui Shen an aggregate of 12,000,000 shares of our common stock, in exchange for all of the issued and outstanding capital stock of NCH.  NCH thereby became our wholly-owned subsidiary and Mr. Shen became our controlling stockholder.  We issued these shares in a private transaction pursuant to the exemption under Regulation D of the Securities Act.  All of our stock issued to Mr. Shen may be acquired in the future by Mr. Rong Yang, our Chief Executive Officer and Chairman, pursuant to a call option held by Mr. Yang.

As a result of the Share Exchange Agreement, Beijing Fortune Capital Management, Ltd., a PRC limited liability company (“BFCM”), a 95% owned subsidiary of NCH, became our indirect majority-owned subsidiary.  Also as a result of the Share Exchange Agreement, Beijing Chengzhi Qianmao Concrete Co, Ltd., a PRC corporation (“Beijing Concrete”), the operating company, and a 99.5% owned subsidiary of BFCM, also became our indirect majority-owned subsidiary.

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

Our current corporate structure is set forth in the following diagram:

History and Operations of Beijing Concrete

Beijing Concrete was established in January, 2002. The company specializes in the production of ready-mixed concrete and other types of special high-performance concrete for developers and the construction industry.  The company is certified to produce all types of concrete for residential and commercial developers as well as industrial companies.

In May 2008, the company completed its reorganization. Through this reorganization, Beijing Concrete’s original shareholders transferred 99.5% of their shares to BFCM in exchange for $1.39 million US Dollars. The remaining 0.5% in Beijing Concrete is owned by Mr. Rong Yang, one of the original founders and majority shareholders of Beijing Concrete.  BFCM is a joint venture company established in Beijing, China. BFCM has two shareholders, NCH holding 95% and Beijing Xingyuqing Tech Co., Ltd. holding 5%. As a result of the reorganization, Beijing Concrete became an indirect subsidiary of NCH.

Beijing Concrete owns and operates three production lines of ready-mixed concrete, which consist of 3 stationary concrete mixers. In addition, it owns 2 concrete transport vehicle pumps, 35 concrete mixing trucks and 3 bulk cement transport vehicles.  All pump and transport vehicles are installed with GPS tracking systems, enabling supervision of quality production and safe delivery.

Beijing Concrete currently has an annual output of approximately 1.2 million cubic meters of concrete. All of the company’s products have passed the ISO9001-2005 Certification Quality System and Integrated Certification System including Quality Management System Certification, Environmental Management System Certification and Occupational Health and Safety Management System Certification issued by Beijing Zhong Jian Xie Certification Centre.

Over the past six years, Beijing Concrete has enjoyed an average growth rate over 30% annually. We have successfully expanded our operations from a single production facility in Beijing to additional production in the nearby city of Tangshan. Currently, the Company has two prime production facilities each with two ready-mix HZS120 series concrete production lines. One facility is located in Beijing’s Nanhaizi area, on the west side of the Yizhuang Economic Development Zone south of Beijing. The other is located in the Tangshan Development Zone, about two hundred kilometers east of Beijing, with a combined annual operating capacity from these two locations of 3.0 million cubic meters. Our management team has delivered sound historical financial results with the shareholder equity of our company increasing to $20.9 million in US dollars as of May 31, 2009.

Financials results from fiscal year ended May 31st 2008, and May 31st 2009 (in US dollars):

	2008	2009
Revenues	$39.3 million	$66.8 million
Net Income	$4.8 million	$10.5 million

In July 2008, the Company commenced construction of a mixing concrete batch plant at Jing-Tang Harbor of Tangshan to expand its operations in Hebei Province. The construction of the new plant is expected to be completed by 2010 and has a production capacity of 500,000 cubic meters per annum.

Management has also mapped out a plan to establish or acquire two production facilities in Tianjin. Tianjin is one of the largest cities in China and one of the fastest growing real estate and infrastructure developments in the Bohai Gulf economic zone, according to the PRC Council.  We estimate that Tianjin city will require millions of cubic meters of concrete in the next few years. Management has decided to capture this significant expanding opportunity by establishing or acquiring two concrete production plants in the Bohai Gulf.

Management has also mapped out a plan to establish or acquire one production facility in Taiyuan, Shanxi Province, where we have already two of our major clients, namely, Guangzhou Fuli Real Estate Group and China Railway, which have about 3.5 million square meters of residential construction area. We estimate that Taiyuan will require millions of cubic meters of concrete in the next few years.

Management is also considering establishing one or two movable facilities for China Railway for its projects.

Management is also dedicated to be the leading “Green Concrete” producer in China. The “Green Concrete” refers to increasing the green content of the concrete, not only by reducing the energy and raw material consumption, but also by mixing various industrial wastes as possible to protect the environment.

Locations

Currently, the company has two production facilities. One facility is located in the Nanhaizi area, on the west side of the Yizhuang economic development zone in Beijing. The other is located at the Tangshan harbor, about two hundred kilometers from Beijing.

Our Business

Overview

We are a producer of advanced ready-mix concrete materials in Beijing, China. We are committed to conducting our operations with an emphasis on the extensive use of recycled waste materials, the efficient production of our concrete materials with minimal energy usage, dust and air pollution, and innovative products, methods and practices.

We are able to meet the stringent environmental and technical needs of a rapidly growing market. The types of projects that we provide concrete for include large express railways, bridges, tunnels, skyscrapers, dams, and nuclear reactor infrastructure projects that many competitors are not able to produce due to technical difficulties, resource and information limitations. Recent projects for which we have acted as a leading concrete and structural materials provider include:

• Beijing Place Plaza

• Beijing Wanjing International Mansion

• Tangshan Central Plaza

• Projects with Beijing 5th Gen Semiconductor Company

• Projects with Beijing Fuli Real Estate Company

• Projects with Beijing Tian Yan Garden Real Estate

• Projects with Beijing Zhongxin Semiconductor Company

• Beijing Rainbow City Project

Our Industry

China’s importance as a producer and user of concrete and concrete products has been swiftly growing since the 1990s as its economy has opened and become more developed and vibrant.  China is the world’s largest producer of cement and the output of cement reached up to 1.38 billion tons in 2008.  Its production has grown about 10 percent per year over the past two decades and is now growing even faster to keep up with massive urbanization. Today China produces roughly half of the total global output of cement, whereas the next three largest producers, India, Japan, and the United States combined produce less than 20 percent.

Concrete product producers will remain the largest market for cement in China, accounting for approximately 40% of all cement consumption in 2010. The government’s continued efforts to modernize the country’s infrastructure is exemplified by such massive projects as the South-North Water Diversion - designed to redirect water to the northern plains from Central and South China. This project, scheduled for completion in 2050, will result in annual cement consumption of over one million metric tons alone.

China accounts for half of all new building activity in the world and rapid expansion is expected to continue to 2030 as up to 400 million citizens are expected to move into urban areas.

Residential and non-residential buildings in China are increasingly requiring much more concrete due to, among other reasons, the short supply of wood. China is currently the largest consumption market of cement worldwide at over $200 billion annually. China’s cement consumption will amount to approximately 44% of global demand in 2010 and will be greater than current combined consumption of India and the U.S. by 2010. At the present rate, it is presumed that China will continue to be an important player in the global construction materials marketplace for at least the next two decades.

China’s concrete market is considered highly competitive, with over 100,000 providers. Global Information Inc. reports that ready-mix concrete companies will benefit from an extremely favorable outlook in China, where large-scale construction projects will require significant amounts of ready-mixed concrete. In the Beijing concrete market, for example, no competitor has greater than a 10% market share.

Products and Services

We specialize in “ready-mixed concrete”, a concrete mixture made at our production facilities. This is the most common form of concrete, and accounts for nearly three-fourths of all concrete produced. Ready-mixed concrete is mixed on demand and is shipped to worksites by concrete mixer trucks.

This sector in the concrete market is growing at a fast rate, largely due to the Chinese government’s implementation of Decree #341 in 2004, which bans on-site concrete production in over 200 cities across China, with the goal of reducing environmental damages from onsite cement mixing and improves the quality of cement used in construction. The use of ready-mix concrete minimizes worksite noise, dirt and congestion. Additionally, most additives used in ready-mix concrete are environmentally safe. We use at least 34% recyclable components in our mixtures.

Green Concrete is the concrete that utilizes industrial waste, or other recycled materials as part of its raw materials, such as the ash reclaimed from the power-plant, the grounded wasted steel slag powder, and the wasted ore from steel mills.  Green Concrete has better performance and properties than regular concrete in terms of endurance and strength, among other things.

Since the Green Concrete uses large amounts of industrial waste and reduces the amount of cement used in the concrete admixture by 27-38%, the Company’s products are therefore very cost effective and   environmentally friendly as well:

Features of “Green Concrete” include:

•      Reduced cement consumption
•      Reduced costs of concrete
•      Reduced costs of construction
•      Reduced energy consumption
•      Improved attributes (i.e. strength, endurance, bonding, etc.)

We have a product portfolio that serves the diverse needs of our developing customer base and its unique construction and infrastructure projects. While we mainly specialize in ready-mix concrete formulations from controlled low-strength material to high-strength concrete, each specifically formulated to meet the individual needs of each project, we provide both industry standard and highly innovative products, including: Green Concrete, Self-dense Concrete, Lightweight Aggregate Pump-able Concrete, Heavy Concrete, Macro-void Pervious Concrete, C60 Mass Concrete, Color Concrete.

Manufacturing Process

Introduction to Concrete

Concrete is a mixture of paste and aggregates (sand & rock). The paste is usually composed of cement and water, coating the surface of the fine sand and coarse aggregates such as rocks and binding them together into a rock-like mass known as concrete.

Aggregates comprise 60 to 75 percent of the total volume of concrete. The type and size of the aggregate mixture depends on the thickness and purpose of the final concrete product. A continuous gradation of particle sizes is desirable for efficient use of the paste. In addition, aggregates should be clean and free from any matter that might affect the quality of the concrete.

The key to achieving a strong, durable concrete rests on the careful proportioning and mixing of the ingredients. A concrete mixture that does not have enough paste to fill all the voids between the aggregates will be difficult to place and will produce rough, honeycombed surfaces and porous concrete. A mixture with an excess of cement paste will be easy to place and will produce a smooth surface; however, the resulting concrete will be more likely to crack and be uneconomical.

A properly proportioned concrete mixture will possess the desired workability for the fresh concrete and the required durability and strength for the hardened concrete. Typically, a mixture is by volume about 10 to 15 percent cement, 60 to 75 percent aggregates and 15 to 20 percent water. Entrained air bubbles in many concrete mixtures may also take up another 5 to 8 percent.

The character of concrete is determined by the quality of the paste. The strength of the paste, in turn, depends on the ratio of water to cement. The water-cement ratio is the weight of the mixing water divided by the weight of the cement. High-quality concrete is produced by lowering the water-cement ratio as much as possible without sacrificing the workability of fresh concrete. Generally, using less water produces a higher quality concrete provided the concrete is properly placed, consolidated and cured.

Besides portland cement, the most widely used type of cement around the world, concrete may contain other cementitious materials including (i) fly ash, a waste byproduct from coal burning electric power plants; (ii) ground slag, a byproduct of iron and steel manufacturing; and (iii) silica fume, a waste byproduct from the manufacture of silicon or ferro-silicon metal. The concrete industry uses these materials, which would normally have to be disposed in land-fill sites, to the advantage of concrete. The materials participate in the hydration reaction and significantly improve the strength, permeability and durability of concrete.

Admixtures are generally products used in relatively small quantities to improve the properties of fresh and hardened concrete. They are used to modify the rate of setting and strength development of concrete, especially during hot and cold weather. The most common is an air-entraining agent that develops millions of tiny air bubbles in concrete, which imparts durability to concrete in freezing and thawing exposure. Water reducing admixtures enable concrete to be placed at the required consistency while minimizing the water used in the mixture, thereby increasing strength and improving durability. A variety of fibers are incorporated in concrete to control cracking or improve abrasion and impact resistance.

Manufacturing Process

The following is a flow chart of the manufacturing process of our main product— ready-mix concrete:

Mix Plants

We own 3 mixing concrete batch plants including 4 production lines, which are stationary, and plant-mounted mixer that mixes the concrete before it is discharged into a truck mixer.  And we use the truck mixers primarily as an agitating haul unit at a central mix operation.

Quality Control Laboratories

The proportioning of a concrete mix design should result in an economical and practical combination of materials to produce concrete with the properties desired for its intended use, such as workability, strength, durability and appearance. We have laboratories on the site of each plant, performing quality control tests (“Q/C Test”) throughout our manufacturing process to ensure that our products are accustomed to the needs of the customers. During various stages of the ready-mix concrete manufacturing, the labs inspect the raw materials, such as the sand, rocks and water, and determine the proportion of the ingredients of the concrete in accordance with the specifications received from the customers, before the mixing of aggregates and paste. Right after the mixing process, the labs will also perform tests on the fluid concrete with respect to its minimum cement content, air content, slump, maximum size of aggregate, strength, etc. The Company, over the years, has developed some expertise in selecting the proportions based on previously developed guidelines and experience. We have established methods for selecting the proportions for concrete for each batch and producing environmental friendly concrete with best performance:

•
We utilize fly ash, waste ore, slag or other cementitious materials, which enhance concrete properties, to supplement our cement. We aim to have the least amount of water that can result in a mixture that can be easily placed, consolidated and finished.

•	Our labs also make sure the concrete aggregates are required to meet appropriate specifications and in general should be clean, strong and durable.
•	We apply some air-entraining and water reducing admixtures into the ready-mixed concrete to adjust the rate of setting and strength development of our concrete.

The Company tests the absolute volume of the concrete to determine the safety factor, through which the Company reduces the costs of cement while still meeting the criteria of the product specifications. In addition, the Company applies advanced statistical and orthogonal (two perpendicular right angles) design techniques in test and data processing, which is a system design property that facilitates the feasibility and compactness of complex designs. These processes allow the Company to produce a more cost efficient “Green Concrete” while maintaining the product’s integrity.

Hydration

After the aggregates, water, and the cement are combined, the mixture remains in a fluid condition for about four to six hours during which we use the agitator trucks to transport, place and finish the concrete in its final location. We have around 80 truck drivers operating and delivering the concrete to customers mainly in the Beijing area and Tangshan, Hebei Province.

Sales and Marketing

Our marketing efforts are geared towards advancing Beijing Concrete as the supplier of choice for building China’s most modern and challenging projects. We are constantly seeking ways to raise its profile and leverage additional publicity. To this end, we plan to expand Beijing Concrete’s presence at leading construction industry events and in periodicals to build on its successful reputation. The primary goal when expanding into new markets is to reinforce the sales effort by promoting positive testimonials and success stories from the company’s strong base of high profile clients.

The marketing strategy of the Company relies primarily on direct sales and we usually develop our market through the following three means: (i) by our sales department, which consists of 5-6 employees, conducts the market promotion and development and also collects the feedback from the customers on the Company’s products; (ii) by the salesmen, currently around 10 people, that we contract with to expand our client base; and (iii) by references from our current customers and our raw material suppliers.

Raw Materials and Suppliers

We rely on third party suppliers of the raw materials to manufacture our products. The main components of our products include cement, fly ash, slag, admixture, sand and gravel. Our primary suppliers of each are:

Raw Material	Suppliers
Cement	Tianjin Zhenxing Cement Factory, Hebei Wushan Cement Factory, Hebei Luan Xinmaopai Cement Factory
Fly ash	Beijing Xingda Fly Ash Co., Baolu Tongda Co., Zhongxin Shenyuan Fly Ash Co.
Slag	Beijing Shenshou Slag Co., Tangshan Slag Co., Beijing Liuhuan Construction Trade Center Co.
Sand	Zhuo Zhou Hongyuan Sand & Gravel Factory, Zhuozhou Shuishang Leyuan Sand & Gravel Factory
Gravel	Changqing Sand & Gravel Factory, Zhuozhou Shuishang Leyuan Sand & Gravel Factory

We believe we are not dependent on any of these suppliers and will be able to replace them, if necessary, without material difficulties.

Principal Customers

Our clients are mostly property developers and industrial companies, as well as PRC state-owned companies. Some of them are publicly listed, such as Beijing Capital Steel Group, Tangshan Jiahua Chemical Corporation and Guangzhou Fuli Real Estate Group, a public company listed on the Hong Kong Stock Exchange.  Fuli Group’s annual sales are over 1.5 billion US dollars.  The PRC state-owned companies, which are our customers, include China Railway, China Construction Group, Beijing Construction Corporation and Beijing Chemical and Coking. The Company had two major customers, which represented 25% and 12% of the Company’s total sales for the fiscal year ended May 31, 2009. And the Company had sales to one major customer, which represented 17% of the Company’s total sales for the fiscal year ended May 31, 2008.

The following table summarizes some of the high-end residential and commercial real estate development projects, which we have completed.

Project Names	Year	Concrete Supplied

Beijing Zhongxin Semiconductor Company	2002	Supplied total 140,000 cubic meters
400,000 square meters construction space

Beijing Rainbow City Project	2003	Supplied 100,000 cubic meters
560,000 square meters construction space

Beijing 5th Generation semiconductor Company	2004	Supplied 70,000 cubic meters
120,000 square meter construction

Beijing World Trade CBD project	2005	Supplied 90,000 cubic meters
180,000 square meter construction space

Beijing Wanjing International Mansion	2005-	Supplied 180,000 cubic meters
240,000 square meters construction space	2006

Tangshan Central Plaza	2007-	81,000 cubic meters in total from September
56,000 square meters construction (project still in progress)	2009	2007 to April 2009

Beijing Fuli Real Estate Company 1.1 million construction space (project still in progress)	2006	755,000 cubic meters in total from June 2006 to February 2009

Competition

Competitive Environment

Our principal market, Beijing, is considered highly competitive. It has enjoyed stronger economic growth and a higher demand for construction than other regions of China. There are approximately 130 concrete mixture stations in the Beijing area. The industry is highly segmented, with no single supplier having greater than a 10% market share. We currently have an estimated market share of 3% in the ready mix concrete market in Beijing.

In our market, we compete with national, regional and local construction firms.  Some of our competitors have greater financial and other resources than us. Our main competitors include Beijing Heng Kun Concrete Center, Beijing Jian Gong Group Concrete Center, and Beijing Gaoqing Concrete Company.

We compete primarily on the basis of quality, technological innovation and price. We bid on projects which are awarded through a competitive bid process. Projects are usually awarded to the lowest bidder, although other factors such as shorter delivery schedules are also taken into consideration.

Our Competitive Advantages

Comparing us with other companies in the concrete industry in Beijing and in the Jingjin area, we believe that Beijing Concrete has the following competitive advantages:

(1)        Environmentally friendly products.

Beijing Concrete produces all types of concrete products as well as specialty concrete for varied industry uses. After many years of research and experiment, we are applying approximately 34% of fly ash (from coal fired power plants) and some mining waste into our concrete products. In doing so, we not only help reduce environmental wastes but we also increase our product quality. Because we successfully apply this technology to our products, we have obtained tax exemptions and other incentives from government organizations. In accordance with a policy by China’s State Development and Reform Commission (the “SDRC”), if the percentage of the industrial wastes components in a company’s concrete mixture exceeds 30%, such company may enjoy the exemptions from income tax and franchise tax in China.

(2)        Strict and effective quality management system.

Beijing Concrete has developed an effective quality management system that covers all aspects of the company’s operation, including planning, budgeting, purchasing and production. In every step, we have fully trained, experienced and skilled employees. They are working in concert to ensure our product’s quality and timely delivery. From signing contracts to finishing a project, the company has a quality follow up supervising team to make sure that our concrete matches our clients’ engineering designs exactly.

Our quality supervisory staff on each construction site is responsible for finished product quality. For every previous project completed, we have earned a 100% pass rate. We believe that this effective management puts us at the top of the industry standard and has allowed the Company to achieve 5% more in profit for every cubic meter of concrete we produce and deliver.

(3)        We also have lower production costs by smart outsourcing and quality engineering.

More than 80% of concrete costs come from raw materials, such as cement, sands, fly ash, gravel, etc. The costs of materials have a direct impact on our production costs. We compare several suppliers’ quotes before we make final purchases. This ensures that we have the lowest prices for all of our raw materials.

In addition, the percentage of each of the raw materials needed to produce concrete is also a big factor that affects our production costs. Our research laboratory led by top professional engineers conducts extensive experiments to ensure that we have excellent mixing formulas while achieving the required quality. The scientific formula of each type of concrete, in Management's view, gives us 3-5% lower costs than our competitors.

In short, our company has significant advantages when compared with companies in the same industry. We believe our tremendous track record in the industry, effective management, solid clientele base, lower production costs and higher than the industry average profit margin puts us at the top in the industry.

Research and Development

Construction materials companies are under extreme pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the demands of project specific needs while striving to lead the industry in value, materials and processes. We have sophisticated in house R&D and testing facilities, a highly technical onsite team, access to highly specialized market research, cooperation with a leading research institution, experienced management and advisory board, and close relationships with leading concrete materials experts. Our research and development expense amounted to approximately $43,200 and $25,800 for the years ended May 31, 2009 and 2008, respectively.

Our research laboratory led by top professional engineers conducts extensive experiments to ensure that we have excellent mixing formulas while achieving the required quality. This includes production of innovative concrete admixtures to supply the company. Admixtures are chemical raw materials used for production of concrete. Admixture is also one of the key materials that affect the quality of concrete. Through technology innovation, our admixture products help the company produce environmentally friendly and energy-saving concrete.

We intend to conduct research in developing new raw materials. Adoption of new techniques and materials will help us reduce our cost of production and will help improve our product quality.

The Company has dedicated itself to testing and research of ready-mix concrete.  The Company has been developing and researching the raw material mixture ratios, which are crucial to the quality of our products, by our advanced testing facilities and the 17 years of testing experience of our technical and engineering staff.

Intellectual Property

We do not have any patents or other registered intellectual property.

Environmental Matters

We are required to comply with environmental protection laws and regulations promulgated by the Ministry of Construction and the State Environmental Protection Administration. Some specific environmental regulations apply to sealed transportation of dust materials and final products, non-open storage of sand and gravel, as well as reduction of noise and dust pollution on production site and encouraged use of waste materials. The governmental regulatory authorities conduct periodic inspections. We have met all the requirements in the past inspections. We are one of the companies in the industry that have been awarded the honor of “Green Concrete Producer” by the PRC government.

Regulation

Our products and services are subject to regulation by governmental agencies in the PRC, and Beijing City and Hebei Province. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. All of the Company’s products have passed the ISO9001-2005 Certification Quality System and Integrated Certification System including Quality Management System Certification, Environmental Management System Certification and Occupational Health and Safety Management System Certification issued by the Beijing Zhong Jian Xie Certification Centre.

The company has been in compliance with all registrations and requirements for the issuance and maintenance of all licenses and certificates required by the applicable governing authorities, including the Ministry of Construction and the Beijing Administration of Industry & Commerce. The Ministry of Construction awards Level II and Level III qualifications to concrete producers in the PRC construction industry, based on criteria such as production capacity, technical qualification, registered capital and capital equipment, as well as performance on past projects. Level II companies are licensed to produce concrete of all strength levels as well as special concrete, and Level III producers are licensed to produce concrete with strength level C60 and below. We are a Level II concrete producer.

Our Employees

As of September 15, 2009, we had 150 employees. The following table sets forth the number of our full-time employees by department as of September 15, 2009:

Department	Number of Employees

Executives Management & Sales	10
Technical & Engineering Staff	15
Production Staff	20
Administrative Staff	25
Drivers & Heavy Equipment Operators	80
Total	150

As required by applicable PRC law, we have entered into employment contracts with most of our officers, managers and employees. We are working towards entering into employment contracts with those employees who do not currently have employment contracts with us. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Our employees in China participate in a state pension plan organized by PRC municipal and provincial governments. We are currently required to contribute to the plan at the rate of 20% of the average monthly salary.

In addition, we are required by PRC law to cover employees in China with various types of social insurance, and we believe that we are in material compliance with the relevant PRC laws.

Insurance

We maintain worker's employee insurance for our employees.  We do not maintain any other business, liability or key employee insurance.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our revenue will decrease if the construction and building material industries experience a downturn, or if the concrete industry in China does not realize an increase in demand at the pace we expect.

Our cement and cement products serve as key components in construction and building projects for a wide range of industries and private and public sector projects.  Therefore, we are subject to the general changes in economic conditions affecting many segments of the economy.  Demand for concrete is typically affected by a number of economic factors, including, but not limited to, interest rates, market  and government confidence,  political priorities,  level  of construction of commercial, government  and residential projects, and the level of construction financing available. Also, our revenue is dependent upon the cost and availability of raw materials, the cost of labor, increased taxes, and other costs of doing business.  If there is a decline in construction activity in China or a rise in the costs of doing business in China, demand for our concrete products may decline and our revenue will decrease.

 Competition in the concrete industry could adversely affect our results of operations.

We operate in local and regional markets in China, and many factors affect the competitive environments we face in any particular market. These factors include the number of competitors in the market, the pricing policies and financial strength of those competitors, the total production capacity serving the market, the barriers to enter the market and the proximity of natural resources, as well as general economic conditions and demand for construction materials within the market. Although we believe our products and quality of service are superior, there is no assurance that existing or new competitors may not receive contracts for which we compete by reason of events and factors beyond our control.

Our growth strategy is capital intensive; without additional capital on favorable terms we may not accomplish our strategic plan.

Our expansion plans for the Tianjin region are premised upon our raising sufficient capital to timely build or acquire two new production plants to accommodate the increased concrete production needs for that developing region.  Although we believe that, given our current level of revenue and net income, our management team, and our track record of performance, we may be able to raise sufficient capital to carry out our strategic plan, there can be no assurance that we will do so. Our inability to raise sufficient capital on favorable terms to fund these new production plants would negatively impact our projected revenues and our projected growth.

The construction of the new plant in Tangshan may not be completed if we fail to obtain a construction permit from the local construction commission.

A successful completion of the construction of the new mixing concrete batch plant in Tangshan city, Hebei Province in China is contingent on the review and investigation of the local Commission of Construction in Tangshan. A review by the Tangshan Commission of Construction includes but is not limited to the proper installation of the facilities, the geographical features of the subsoil that the foundation of the plant is based on, and the environmental impact of the facilities.  If we fail to obtain the required permit from the Tangshan Commission of Construction, we may not be able to operate the new plant.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Rong Yang, our Chairman and Chief Executive Officer and Chief Financial Officer.  They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations.  If we lose a key employee, or if we are not able to attract and retain skilled employees as needed, our business could suffer.  Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team.  We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

We expect approximately 60% of our sales revenues will be derived from our ten largest customers in 2010 and any reduction in revenues from any of these customers would reduce our revenues and net income.

In fiscal year 2008, we derived 51.5% of our revenue from our ten largest customers.  In fiscal year 2009, we derived 48% from our ten largest customers.  We believe we are favorably diversifying our customer base to put less reliance on any one customer; however, the loss of a major customer could significantly decrease our revenues and net income.

Leased properties and production lines may be terminated due to unexpected reasons.

We presently have a ten year lease, signed in 2006, for our Beijing production base and have built our offices and manufacturing facilities on this site. While we believe this lease is secure for us, under our laws, the lease could be terminated for unexpected reasons. In Tangshan, we built our production base on land owned and provided by our client, Beijing Coking and Chemical Group. We have a good relationship with this client and expect this relationship to continue. However, the relationship could terminate for unexpected reasons. We are currently negotiating to expand plant facilities in Tangshan with an independent developer, and will report such terms when and if agreed upon.

Our intellectual property rights in our proprietary admixture products may be hard to protect, and litigation to protect our intellectual property rights may be costly.

One of our strategies focuses on the development, use and sale of specialty admixture concrete products.  We currently use such products in our own operations and sell such products to competitors. These proprietary admixture products are protected by trade secrets only, and are not patented. Accordingly, we cannot ensure that a competitor may not be able to duplicate and commercialize our proprietary products. Litigation may be necessary to enforce our intellectual property rights and given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee litigation would result in an outcome favorable to us. Further, any such litigation could be costly and divert management away from our core business. Our financial results could be negatively affected if we cannot protect or timely develop our admixture products.

Our rapid expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results.

To accommodate our anticipated growth and to build additional production plants, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system.  If we cannot successfully implement these measures efficiently and cost-effectively, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

Any disruption in the supply chain of raw materials and our products could adversely impact our ability to produce and deliver products.

We depend upon the purchase of raw materials for the production of our concrete products. While we have established good relationships with our suppliers, and we typically pass on any cost increases to our customers, any significant change in demand or cost or disruption of supply chain could impair our revenue and hurt our overall financial performance.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Mr. Rui Shen is the beneficial owner of approximately 52% of our common stock.  As a result, he has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

Environmental claims or failure to comply with any present or future environmental regulations may require us to spend additional funds and may harm our results of operations.

Our business is subject to environmental, health and safety laws and regulations that affect our operations, facilities and products in each of the jurisdictions in which we operate. We believe that we are in compliance with all material environmental, health and safety laws and regulations related to our products, operations and business activities. Although we have not suffered material environmental claims in the past, the failure to comply with any present or future regulations could result in the assessment of damages or imposition of fines against us, suspension of production, cessation of our operations or even criminal sanctions.   The enacting of new regulations could also require us to acquire costly equipment or to incur other significant expenses.

We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our manufacturing facilities or insurance that covers the risk of loss of our products in use.

We presently only carry insurance for the protection of our workers. We do not carry business interruption insurance, third party liability insurance, or insurance for any other aspect of our business. If we should suffer from natural or other unexpected disaster, business or government litigation, or any uncovered risks of operation, our financial condition may be significantly impaired.

We do not have any independent directors and there is no assurance that any independent directors will be appointed.

We are currently seeking independent directors for our Board of Directors; however we do not presently have independent directors, and there is no assurance that any independent directors will be appointed in the future.  While our non-independent directors owe fiduciary duties to our Company and our shareholders, they may also determine compensation packages in cash, stock, benefits and /or a combination of those items that will accrue to their own benefit.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of the company’s internal controls. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending May 31, 2010 with respect to the filing of an auditor’s report. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors, if and when the respective regulations become applicable to us.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries.  While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments.  In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below.  If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations.  Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds.  Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends.  If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

RISKS RELATED TO DOING BUSINESS IN CHINA

Risks Related to Doing Business in the PRC

The Company faces the risk that changes in the policies of the PRC government could have a significant impact upon the business that the Company may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, the Company believes that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While the Company believes that this trend will continue, there can be no assurance that this will be the case.  A change in policies by the PRC government could adversely affect the Company’s interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing the Company’s current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on the Company’s business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing the Company’s business, or the enforcement and performance of the Company’s arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Company and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, the Company is required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty.  For example, if the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency, determines that CSRC approval is required in connection with the share exchange transaction, the share exchange transaction may be delayed or cancelled, or we may become subject to penalties.

The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. The Company cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on the Company’s businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect the Company’s customers, demand for the Company’s products and the Company’s business.

All of the Company’s operations are conducted in the PRC and all of its revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, the Company cannot assure investors that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC could materially reduce the demand for our products and materially and adversely affect the Company’s business.

Inflation in the PRC could negatively affect our profitability and growth.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation.  During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China,  reduce demand, materially increase our costs,  and thereby harm the market for our products and our Company.

Governmental control of currency conversion may affect the value of an investment in the Company and may limit our ability to receive and use our revenues effectively.

The Company receives all of its revenues in Renminbi, which is currently not a freely convertible currency. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The fluctuation of the Renminbi may materially and adversely affect investments in the Company and the value of our securities.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As the Company relies principally on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect the Company’s cash flows, revenues and financial condition, and the price of our common stock may be harmed. For example, to the extent that the Company needs to convert U.S. dollars it receives from an offering of its securities into Renminbi for the Company’s operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on the Company’s business, financial condition and results of operations. Conversely, if the Company decides to convert its Renminbi into U.S. dollars for the purpose of making payments for dividends on its common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi that the Company converts would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to the Company’s income statement and a reduction in the value of these assets.

Recent PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents have undergone a number of changes that may increase the administrative burden the Company faces. The failure by the Company’s stockholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent the Company from being able to distribute profits and could expose the Company and its PRC resident stockholders to liability under PRC law.

SAFE issued a public notice (the “October Notice”) effective November 1, 2005, which requires registration with SAFE by the PRC resident stockholders of any foreign holding company of a PRC entity. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise; however, it is uncertain how the October Notice will be interpreted or implemented regarding specific documentation requirements for a foreign holding company formed prior to the effective date of the October Notice, such as in the Company’s case. While the Company’s PRC counsel advised it that only the PRC resident stockholders who receive the ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to the October Notice, there can be no assurance that SAFE will not require the Company’s other PRC resident stockholders to make disclosure. In addition, the October Notice requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if stockholder non-compliance will be considered to be a violation of the October Notice by the Company or otherwise affect the Company.

In the event that the proper procedures are not followed under the SAFE October Notice, the Company could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. The Company's overseas and cross border investment activities could be restricted, and its ownership structure affected. The Company’s PRC resident stockholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.  All of this could adversely affect our business and our prospects.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could hurt our business.

We are subject to the Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Because the Company’s principal assets are located outside of the United States and the Company’s directors and officers reside outside of the United States, it may be difficult for investors to enforce their rights in the U.S. based on U.S. federal securities laws against the Company and the Company’s officers and directors or to enforce U.S. court judgments against the Company or them in the PRC.

Beijng Concrete is located in the PRC and substantially all of its assets are located outside of the United States; it may therefore be difficult or impossible for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against the Company in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against the Company or its officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. The Company may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, the Company may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”).  The OTCBB is a significantly more limited market than the New York Stock Exchange or NASDAQ.  The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, could cause high volatility and price fluctuations, and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The Company’s common stock may be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act.  The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share. These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained.

There is currently no liquid trading market on the OTCBB for the Company’s common stock, and there is no assurance that one will develop or be sustained.  The Company currently does not satisfy the initial listing standards for a higher exchange than the OTCBB, and cannot ensure that it will be able to satisfy such listing standards on a higher exchange, or that its common stock will be accepted for listing on any such exchange.

The elimination of monetary liability against the Company’s directors, officers and employees under the Colorado law and the Company’s By-Laws, and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

Under Colorado law, a corporation may indemnify its directors, officers, employees and agents under certain circumstances, including indemnification of such persons against liability under the Securities Act of 1933, as amended. In addition, a corporation may purchase or maintain insurance on behalf of its directors, officers, employees or agents for any liability incurred by him in such capacity, whether or not the corporation has the authority to indemnify such person.

The effect of these provisions may be to eliminate the rights of the Company and its stockholders (through stockholder’s derivative suits on behalf of the Company) to recover monetary damages against a director, officer, employee or agent for breach of fiduciary duty. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be provided for directors, officers, employees, agents or persons controlling an issuer pursuant to the foregoing provisions, the opinion of the SEC is that such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

ITEM 2. DESCRIPTION OF PROPERTY

Currently, we do not own any land, as the PRC does not permit private land ownership. The Company is leasing land site for their production bases from Beijing Guang Da Yuan Logistic Company.  In our Beijing production base, we currently lease a land lot of approximately 22,000 square meters. The term of the lease is 10 years and will expire in 2016. The rent is $51,819 per annum. We built on site our own buildings and offices of approximately 600 square meters.

In our Tangshan production base, we are using approximately 5,300 square meters of land provided by our client, Beijing Coking and Chemical Group. As a result, we do not pay rent for using this site.  We anticipate being at this site for two more years while we help complete their Phase III project.  We are building a new production base in Tangshan at a different location. The new facility will have a much larger space.

We believe that all our properties have been adequately maintained, are generally in good condition and are suitable and adequate for our business

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended May 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited market for our common stock.

Dividends

We have not paid dividends on our common stock. We plan to retain future earnings, if any, for use in our business, and do not anticipate paying dividends on our common stock in the foreseeable future.

Market for Our Common Stock

Our common stock is traded in the over-the-counter market and quotations are reported on the Over-the-Counter Bulletin Board overseen by the FINRA under the symbol FAVC. FINRA is currently reviewing our application for the change of name to China Infrastructure Construction Corporation. The table below sets forth the high and low bid price for each quarter since there has been a market for our common stock, as reported by the Yahoo Finance website at http://finance.yahoo.com/lookup?s=favc.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year Ended May 31, 2009

Fourth Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
First Quarter	$0.00	$0.00

Year Ended May 31, 2008

Fourth Quarter	$0.00	$0.00

As of September 15, 2009, there are approximately 60 holders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plan

We do not currently have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Recent Issuances of Securities

On October 8, 2008, we issued 12,000,000 shares of our common stock to the stockholder of NCH in exchange for all the issued and outstanding capital stock of Northern Construction Holdings, Ltd. ("NCH") pursuant to that certain Share Exchange Agreement dated October 8, 2008.  We did not receive any cash consideration in connection with the share exchange.  The number of our shares issued to the stockholder of NCH was determined based on an arms-length negotiation.  The issuance of our shares to this individual was made in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Penny Stock Regulations

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

The "Company", "we," "us," and "our," refer to (i) China Infrastructure Construction Corporation; (ii) Beijing Chengzhi Qianmao Concrete Corporation Ltd. (“Beijing Concrete”), (iii) Beijing Fortune Capital Management, Ltd. (“BFCM”) and (iv) Northern Construction Holdings, Ltd. (“NCH”).

Overview

The Company’s business was launched in 2003 when it borrowed $125,000 to purchase two non-flying, narrow-body DC-9-51 airframes without engines and thrust reversers. The Company salvaged the rotable parts and systems from those airframes, and our business consisted of selling them to the aviation industry. Aviation customers for the parts were primarily: 1) aircraft operators, including leasing companies, charter airlines and scheduled-service airlines that operate DC-9 and MD-80 aircraft, as well as 2) the maintenance and repair organizations which service those aircraft. We evaluated the perspectives of our aircraft parts business and resolved not to pursue this line of business anymore.

On October 8, 2008, the Company entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholder pursuant to which the Company purchased from the shareholder of NCH all issued and outstanding shares of NCH’s common stock in consideration of the issuance of 12,000,000 shares of common stock of Fidelity (the “Share Exchange”).

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

Results of Operations

Fiscal Year Ended May 31, 2009 Compared to Fiscal Year Ended May 31, 2008

Sales Revenues

Sales for the fiscal year ended May 31, 2009 were $66,778,296 as compared to $39,302,543 for the same period last year, an increase of 70%. The increase in sales is attributable to the successful development of our customers’ network and to the increase of sales prices. The Company has been implementing a policy of reciprocal arrangements with its suppliers, whereby the suppliers refer potential customers to the Company in consideration of awarding more business to such suppliers. In addition, the Company has been encouraging and rewarding the non-sales employees for referring business to the Company. Increase of sales prices proportionally to the increase of cost of raw materials, mainly cement, and labor costs, also contributed to the increase of revenues.

Costs of Goods Sold

Cost of goods sold for the fiscal year ended May 31, 2009 was $53,776,934 as compared to $33,050,443 for the same period last year, an increase of 63%. The increase in cost of goods is attributable to the increase of cost of raw materials during this period and the increase of sales due to the development of our customer network.

Gross Profit

Gross profit for the fiscal year ended May 31, 2009 was $13,001,362, an increase of approximately 108%, as compared to $6,252,100 for the fiscal year ended May 31, 2008. The increase in gross profit is attributable to the increase of sales due to the successful development of our customers’ network. With improved cost control activities, our gross margin in the fiscal year ended May 31, 2009 was approximately 19.5%, which is higher than the 15.9% in the same period last year.

Selling Expenses

Selling expenses for the fiscal year ended May 31, 2009 were $391,789 as compared to $234,209 for the same period last year, an increase of $157,580, or approximately 67%. Selling expenses consisted primarily of expenses relating to after sales services, promotional measures for customers’ network development, and vehicular usage and maintenance. The increase in selling expenses was primarily due to the increase in sales revenue.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended May 31, 2009 were $1,311,042, as compared to $756,449 for the same period last year, an increase of $554,593, or approximately 73%. The increase of the general and administrative expenses was primarily due to the consummation of the Share Exchange Agreement and related legal and professional expenses.

Operating Income

Our operating income for the fiscal year ended May 31, 2009 was $11,298,531, an increase of approximately 115% as compared to $5,261,442 for the fiscal year ended May 31, 2008. The increased income was due to the increased sales revenue and our budget control on operating expenses.

Income Taxes

During the fiscal year ended May 31, 2009, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

However, our PRC subsidiary is considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualifies it for an exemption from income tax until December 31, 2010.

Net Income

Net income was $10,461,209 for the fiscal year ended May 31, 2009, compared to $4,802,337 in the last fiscal year, an increase of $5,658,872 or approximately 118%. The increase was primarily due to the increased sales and our budget control on operating expenses during the fiscal year ended May 31, 2009.

Liquidity and Capital Resources

As of May 31, 2009, we had cash and cash equivalents of $921,841. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	12 Months Ended May 31
	2009	2008
Net cash provided by operating activities	$2,277,902	$4,870,154
Net cash (used in) investing activities	(2,375,085)	(810,357)
Net cash provided by (used in) financing activities	123,861	(3,494,350)
Effect of exchange rate change on cash and cash equivalents	58,185	89,840
Net increase in cash and cash equivalents	84,863	655,287
Cash and cash equivalents, beginning balance	836,978	181,691
Cash and cash equivalents, ending balance	921,841	836,978

Operating Activities

Net cash provided by operating activities was $2,277,902 for the fiscal year ended May 31, 2009, whereas an amount of $4,870,154 in net cash was provided by operating activities for the corresponding period of 2008. The net cash reflects the revenues generated by the operations of Beijing Concrete.

Investing Activities

Net cash used in investing activities was $2,375,085 during the fiscal year 2009. It was primarily used for construction of new production facility in Tangshan.

Financing Activities

There was $123,861 of cash provided by financing activities during the fiscal year ended May 31, 2009, as a result of receipt of payables from related parties.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 3 to our consolidated financial statements, "Summary of Significant Accounting Policies." Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

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

The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied at the rate of 6% on the invoiced value of sales. However, the Company enjoys a free VAT policy according to the national policy, which encourages the development of the cement industry if the manufacturer satisfies the environmental protection requirements. The Company has enjoyed the free VAT policy from January 1, 2006 and has been reviewed every year by the local tax bureau.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table presents selected financial data for the Company on a consolidated basis for the fiscal years ended May 31, 2009 and 2008, respectively.

We derived the selected financial data set forth below from the Company's consolidated audited statements of operations for the fiscal years ended May 31, 2009 and 2008 and the consolidated audited balance sheets as at May 31, 2009 and 2008, each of which is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

	For Year Ended May 31,
	2009	2008
Gross revenues	$66,778,296	$39,302,543

Net operating income	11,298,531	5,261,442

Net income	10,461,209	4,802,337

Total assets	34,840,724	17,531,294

Total liabilities	$12,745,803	$7,006,962

The Company's consolidated audited financial statements for the fiscal years ended May 31, 2009 and 2008, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed our independent registered public accounting firm effective October 10, 2008 from Ronald R. Chadwick, P.C. (“Chadwick”) to Child, Van Wagoner & Bradshaw, PLLC. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K filed with the SEC on October 10, 2008.  There were no disagreements with Chadwick or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of May 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of May 31, 2009, our internal control over financial reporting was ineffective based on those criteria.

During our assessment of the effectiveness of internal control over financial reporting as of May 31, 2009, management identified the following significant deficiencies:

-
Accounting and Finance Personnel’s Lack of US GAAP expertise. Our current accounting staff is relatively new and inexperienced, and needs substantial training to meet the higher demands of being a US public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP based reporting, including the skills of subsidiary financial statements consolidations, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in a restatement of the consolidated financial statements of NCH, a direct wholly-owned subsidiary of the Company, for the fiscal years ended May 31, 2008 and 2007 to correct an error in certain minority interest ownership accounting.

-
Lack of Internal Audit Function – We lack qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the internal audit function are yet to be developed.

The Company’s management determined that the number and nature of these significant deficiencies, when aggregated, amounted to a material weakness.

Remediation Initiative

The Company plans to take the following actions to remediate the material weakness: (i) hire additional English speaking personnel in the administrative division, (ii) continue to implement its written control and accountability policies for administrative personnel, and (iii) start search for US GAAP knowledgeable financial professionals. Additionally, during the fiscal year ended May 31, 2009, the Company’s staff in the accounting department gained more expertise in internal audit functions. We plan to continue to take measures to remediate the material weakness as soon as practicable including providing US GAAP training to our staff in the accounting department.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following are the officers and directors of the Company as of the date of this report. All of our officers and directors are residents of the PRC. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce judgments obtained in the United States courts against them in the PRC.

Name	Age	Position
Rong Yang	48	Chairman, President, CEO, CFO and Director

Bingchuan Xiao	49	Director

Rong Yang (CEO, President and Director)

Mr. Yang is the Chairman and Chief Executive of Beijing Chengzhi Qianmao Concrete Co., Ltd. He is also the original founder of the company.  Mr. Yang has over 20 years experience in the concrete industry. In the mid 80’s, he started his career by joining China Railway Construction (“CRC”), one of the largest construction groups in China as well as in Asia.  Before Mr. Yang founded Beijing Concrete, he was the project manager for one of CRC’s subsidiary companies. Bringing all his management experience and sales resources, Mr. Yang founded Beijing Concrete in 2002 and he has been the key executive leading the company successfully to date.

Bingchuan Xiao (Director)

Prior to becoming a Director of the Company on November 5, 2008, Bingchuan Xiao, age 49, has been working as the Deputy Manager of Xing Yu Qing Technical Trading Co., Ltd., a Chinese private company, since May 2007. From May 2001 to April 2007, Mr. Xiao worked as a consultant and representative of SOS Kinderdorf International, the umbrella organization in China that unites all autonomous national SOS Children's Villages. Mr. Xiao graduated from Guangzhou Institute of Foreign Languages with a degree of Bachelor of Arts in English Literature and Linguistics.

Audit Committee

We have not yet appointed an audit committee. Our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Audit Committee Financial Expert

Our board of directors is in the process of finding an “audit committee financial expert” as defined in Regulation S-K.

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Section 16(a) Beneficial Reporting Compliance

Not applicable.

Code of Ethics

We have not yet adopted a Code of Ethics. We intend to adopt a Code of Ethics in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table reflects the compensation paid to our principal executive officer and executive officers who have earned more than $100,000 in any of the previous two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Total ($)

Rong Yang	2009	$122,900	$122,900
Chairman, President, CEO and CFO of Fidelity Aviation Corporation	2008	$15,600	$15,600

John Schoenauer(1)	2009	$0.00	$0.00
Chairman, President and CEO of Fidelity Aviation Corporation	2008	$0.00	$0.00

(1)
John Schonauer tendered his resignation as President, CFO and Treasurer of the Company on October 8, 2008.  Mr. Schoenauer voluntarily resigned and did not express disagreement with any policies or actions of the Company.

Employment Agreements

On December 19, 2009, Beijing Concrete entered into an employment agreement with Mr. Yang as its Chief Executive Officer. The employment agreement has a five-year term that provides for automatic one-year extension, beginning on the first anniversary of the date of the employment agreement, unless either Beijing Concrete or Mr. Yang gives a 30-day prior notice of termination. Mr. Yang will receive a base salary at a rate of RMB 840,000 per year or approximately $122,900. Mr. Yang’s employment agreement provides that he may also be eligible for an annual discretionary bonus in an amount of up to 25% of his base salary dependent upon the company’s financial performance. The employment agreement also provides that Mr. Yang shall be entitled during the employment period to (i) a car with a driver, and (ii) paid annual leave of 20 days.

Compensation Discussion and Analysis

We intend to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in northeastern China to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long-term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Additional Narrative Disclosure

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified defined benefit plans, supplemental executive retirement plans, tax qualified defined contribution plans and non-qualified defined contribution plans.

There are no contracts agreements, plans or arrangements, whether written or oral, that provide for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer or a change in control or the company or a change in the executive officers responsibilities following a change in control, with respect to each named executive officer.

Director Compensation

During the fiscal year ended May 31, 2009, we did not pay our directors any compensation for their services as our directors.  In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings.  We do reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of our voting securities by (i) each person or group owning more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group.

Name & Address of Beneficial Owner	Office	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Rong Yang C915 Jia Hao International Business Center 116 Zizhuyuan Road Haidan District Beijing, China 100097 (3)	Chairman, CEO, CFO and President	Common Stock	0	0%
Bingchuan Xiao C915 Jia Hao International Business Center 116 Zizhuyuan Road Haidan District Beijing, China 100097	Director	Common Stock	0	0%
All officers and directors as a group (2 persons named above)		Common Stock		0%
5% Securities Holder
Rui Shen 3814 Ballentree Way Duluth, GA 30097 (3)		Common Stock	8,000,000	52.3%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	As of the date of this report, we had 15,295,500 shares of our common stock outstanding.

(3)
Under that certain Call Option Agreement between Mr. Yang and Mr. Shen, the then holder of 12,000,000 shares of our common stock, Mr. Yang was granted an option to purchase all of the stock held by Mr. Shen over the course of approximately three years in installments, for a total purchase price of one thousand two hundred dollars, upon occurrence of certain events as described below. Under the Call Option Agreement, Mr. Yang can assign the right to purchase the shares to third parties.

Event	Shares
Entry by Mr. Yang and the Company into a binding employment agreement for a term of not less than five years for Mr. Yang to serve as the Company’s Chairman and Chief Executive Officer	4,000,000

The Company and its subsidiaries achieving not less than $5,000,000 in after-tax net income, as determined under United States Generally Accepted Accounting Principles consistently applied (“US GAAP”) for the fiscal year ended May 31, 2009	3,000,000

The Company and its subsidiaries achieving not less than $9,000,000 in after-tax profits, as determined under US GAAP, for the fiscal year ending May 31, 2010	3,000,000

The Company and its subsidiaries achieving not less than $14,000,000 in after-tax profits, as determined under US GAAP, for the fiscal year ending May 31, 2011.	2,000,000

On December 19, 2009, Mr. Yang entered into a binding employment agreement with the Company for a term of five years and exercised option to assign to certain third parties the purchase from Mr. Shen of 4,000,000 shares in aggregate.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

The following includes a summary of transactions for the last fiscal years ended May 31, 2009 and 2008, in which we were a participant, and in which any related person had a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

Total outstanding amount of related party payables was $564,419 and $677,930 as of May 31, 2009 and 2008, respectively. These payables bear no interest and have no fixed payment terms. Currently, the related party payable consists of the following:

	May 31, 2009	May 31, 2008

Rong Yang (Chairman)	$372,489	$133,120
Lao Zhan (common shareholder)	-	524,416
Heng Jian (20% owned by a common shareholder)	-	20,394
Liao Shunjun (Chairman’s brother-in-law)	98,723	-
RongHua Chang Shen Transportation (20% owned by a common shareholder)	93,207	-
	$564,419	$677,930

Total outstanding amount of related party receivables was $674,289 and $236,042 as of May 31, 2009 and 2008, respectively. The receivables from related party consisted of the following:

	May 31, 2009	May 31, 2008

Lao Zhan (common shareholder)	$465,332	$-
Yang Ming (Chairman Yang Rong’s brother)	187,490	144,375
Heng Jian (20% owned by a common shareholder )	20,736	-
RongHua Chang Shen Transportation (20% owned by a common shareholder)	-	91,667
Beijing Yihua Daxin Investment (holding company)	731	-
	$674,289	$236,042

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

As we increase the size of our board of directors and gain independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.”  For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.  Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy.  A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification.  Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders.  In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by Child, Van Wagoner & Bradshaw, PLLC, current auditors for the Company, for the years ended May 31, 2009 and 2008:

	2009	2008
Audit Fees	$80,000	$100,000
Audit Related Fees	12,000	-
Tax Fees	-	-
All Other Fees	-	-

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15. EXHIBITS

Number	Description

2.1	Share Exchange Agreement by and between the Company and Northern Construction Holdings, Ltd. (1);

3.1	Articles of Incorporation of the Company (2);

3.2	Articles of Amendment

3.3	By-laws of the Company (2);

4.1	Specimen of Common Stock Certificate;

10.1	Form of Call Option Agreement dated as of October 8, 2008 by and between Rui Shen and Rong Yang (3);

10.2	Form of Employment Agreement dated as of December 19, 2008 by and between Rong Yang and Beijing Concrete;

16.1	Letter of Ronald R. Chadwick, P.C. to the SEC dated October 9, 2008 (1);

21.1	List of Subsidiaries;

31.1	Certifications of Rong Yang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

Footnotes:

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on October 10, 2008.

(2)	Incorporated by reference to the Registration Statement on Form SB-2 filed by the Company with the SEC on October 17, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Company with the SEC on April 29, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

Date: September 15, 2009	By:	/s/ Rong Yang
Rong Yang, CEO and CFO
(principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on September 15, 2009.

/s/ Rong Yang
Rong Yang, Director

/s/ Bingchuan Xiao
Bingchuan Xiao, Director

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

China Infrastructure Construction Corporation
Beijing, China

We have audited the accompanying consolidated balance sheets of China Infrastructure Construction Corporation (the Company) as of May 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders’ equity for the years ended May 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Infrastructure Construction Corporation as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended May 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
September 2, 2009

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009 and 2008

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 31, 2009	May 31, 2008

Assets
Current assets
Cash and cash equivalents	$921,841	$836,978
Net trade accounts receivable	26,438,106	10,035,581
Prepayments	-	245,495
Inventories	885,834	1,316,445
Total current assets	28,245,781	12,434,499

Property, plant and equipment, net	5,649,835	4,388,302

Other receivables	270,819	472,451
Related party receivables	674,289	236,042
Total other assets	945,108	708,493

Total assets	$34,840,724	$17,531,294

Liabilities and stockholders’ equity
Current liabilities
Trade accounts payable	$10,173,765	$5,503,200
Related party payable	564,419	677,930
Other payables	1,730,290	557,676
Accrued expenses	277,329	268,156
Total current liabilities	12,745,803	7,006,962

Minority interests	1,210,695	577,995

Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding
Common stock: no par value; 100,000,000 shares authorized; 15,295,500 shares issued and outstanding	1,396,644	1,368,021
Retained earnings	17,755,631	7,294,422
Accumulated other comprehensive income	1,731,951	1,283,894
Total stockholders' equity	20,884,226	9,946,337

Total Liabilities and stockholders’ equity	$34,840,724	$17,531,294

See accompanying notes to consolidated financial statements

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended May 31, 2009	Year ended May 31, 2008

Sales revenues	$66,778,296	$39,302,543

Cost of goods sold	53,776,934	33,050,443

Gross profit	13,001,362	6,252,100

Operating expenses:
Selling expense	391,789	234,209
General and administrative expenses	1,311,042	756,449
Total operating expenses	1,702,831	990,658

Net operating income	11,298,531	5,261,442

Other income (expense):
Interest (expense)	(2,097)	(40,312)
Other (expense)	(228,502)	(138,468)
Total other income (expense)	(230,599)	(178,780)

Net income before income taxes	11,067,932	5,082,662

Income taxes	-	-

Net income before minority interests	11,067,932	5,082,662

Minority interests	606,723	280,325

Net income	$10,461,209	$4,802,337

Foreign currency translation adjustment	474,034	892,678

Comprehensive income	$10,935,243	$5,695,015

Earning per share - basic and diluted	$0.74	$0.40

Basic and diluted weighted average shares outstanding	14,130,465	12,000,000

See accompanying notes to consolidated financial statements

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Totals

Balance: May 31, 2007	12,000,000	$1,368,021	$5,729,730	$391,216	$7,488,967

Foreign currency translation adjustment	-	-	-	892,678	892,678

Net income			4,802,337		4,802,337

Dividend Paid	-	-	(3,237,645)	-	(3,237,645)

Balance: May 31, 2008	12,000,000	$1,368,021	$7,294,422	$1,283,894	$9,946,337
Shares effectively issued to former shareholder as part of the recapitalization on 10/8/2008	3,295,500	28,623			28,623
Foreign currency translation adjustment	-	-	-	448,057	448,057

Net income	-	-	10,461,209	-	10,461,209

Balance: May 31, 2009	15,295,500	$1,396,644	$17,755,631	$1,731,951	$20,884,226

See accompanying notes to consolidated financial statements

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended May 31, 2009	Year ended May 31, 2008

Cash flows from operating activities:
Net income	$10,461,209	$4,802,337
Adjustments to reconcile net income to net cash provided by operations:
Minority Interest	606,723	280,325
Depreciation and amortization	695,464	610,200
Provision for allowance on accounts receivable	18,900	288,030
Changes in operating liabilities and assets:
Trade accounts receivable	(16,117,557)	(2,485,354)
Prepayments	247,541	(84,800)
Inventories	448,959	75,262
Other receivables	219,695	(358,017)
Trade accounts payable	4,539,958	1,942,866
Other payables	1,152,541	423,612
Accrued expenses	4,469	(40,759)
Customer deposits	-	(583,548)
VAT tax payable	-	-
Net cash provided by operating activities	2,277,902	4,870,154

Cash flows from investing activities:
Fixed assets additions	(46,544)	(839,019)
Deposits - construction in progress	(1,826,851)	(1,370,069)
Payments to related party receivable	(501,690)	-
Payments from related party receivable	-	1,398,731
Net cash used by investing activities	(2,375,085)	(810,357)

Cash flows from financing activities:
Payment for short-term notes payable	-	(685,035)
Proceeds from related party payable	123,861	615,859
Payment to related party payable	-	-
Dividend paid	-	(3,228,152)
Dividend paid to minority interest	-	(197,022)
Net cash provided (used) by financing activities	123,861	(3,494,350)

Effect of rate changes on cash	58,185	89,840

Increase in cash and cash equivalents	84,863	655,287
Cash and cash equivalents, beginning of period	836,978	181,691
Cash and cash equivalents, end of period	$921,841	$836,978

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$50,589
Income taxes paid in cash	$-	$-

 See accompanying notes to consolidated financial statements

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of operations

China Infrastructure Construction Corporation (“China Infrastructure”), formerly Fidelity Aviation Corporation, was organized on February 28, 2003 as Fidelity Aircraft Partners LLC, a Colorado limited liability company (“Fidelity LLC”). On December 16, 2004, Fidelity LLC converted itself into Fidelity Aviation Corporation by filing a Statement of Conversion and Articles of Incorporation with the Colorado Secretary of State. Fidelity was formed to purchase large commercial (transport category) jet airframes, salvage the usable aircraft parts and components from them and sell the parts and components. The Board of Directors evaluated the future market for aircraft parts business and resolved not to pursue this line of business anymore.

On October 8, 2008, China Infrastructure entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholder pursuant to which China Infrastructure issued 12,000,000 shares of  China Infrastructure common stock (the “Share Exchange”) in exchange for all issued and outstanding common stock of NCH.

The Share Exchange resulted in (i) a change in control of China Infrastructure with the shareholder of NCH owning approximately 78% of issued and outstanding shares of common stock of China Infrastructure, (ii) NCH becoming a wholly-owned subsidiary of China Infrastructure, and (iii) appointment of certain nominees of the shareholder of NCH as directors and officers of China Infrastructure and resignation of John Schoenauer as director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of China Infrastructure.

As a result of the Share Exchange Agreement, Beijing Fortune Capital Management Co., Ltd. (“BFCM”), a 95% owned subsidiary of NCH, became our indirect majority-owned subsidiary.  Also as a result of the Share Exchange Agreement, Beijing Chengzhi Qianmao Concrete Co., Ltd., (“Beijing Concrete”), the operating company, and a 99.5% owned subsidiary of BFCM, also became our indirect majority-owned subsidiary.

For accounting purposes, the share exchange transaction was treated as a capital transaction where the acquiring corporation issued stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded.  All references to NCH common stock have been restated to reflect the equivalent numbers of China Infrastructure common shares.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties own, beneficially and in the aggregate, the majority of the voting power of the registered capital of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets.

Principles of Consolidation

The consolidated financial statements include the financial statements of China Infrastructure, and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s foreign subsidiaries have fiscal year ends of May 31 and the results are consolidated up to that date. Minority interests consist of other stockholders’ ownership interests in majority-owned subsidiaries of the Company.

Reclassifications

Certain prior year amounts on the consolidated balance sheets have been reclassified to conform to current classifications.  Such reclassification has no effect on net income.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company receives revenue from sales of concrete products. We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product, the fee is fixed or determinable and collection is reasonably assured. Our products delivered to customers would be checked on site by customers and, once the products are accepted by customers, they will sign the check or notes payable. There is no warranty issue after the delivery.

The Company recognizes its revenues net of value-added taxes (“VAT”).  The Company is subject to VAT which is levied at the rate of 6% on the invoiced value of sales. However, the Company enjoys a free VAT policy according to the national policy, which encourages the development of the cement industry if the manufacturer satisfies the environmental protection requirements. The Company has enjoyed the free VAT policy from January 1, 2006 and has been reviewed every year by the local tax bureau.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies (continued)

Property and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property and equipment is reported in cost of revenues. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Office trailers	10 years
Machinery and equipment	3-8 years
Furniture and office equipment	5-8 years
Motor vehicles	3-5 years

	May 31, 2009	May 31, 2008
Office trailers	$902,319	$888,329
Machinery and equipment	2,922,504	2,831,518
Motor vehicles	466,117	456,283
Furniture and office equipment	462,300	452,431
Deposits – construction in progress	3,305,813	1,439,429
Total property, plant and equipment	8,059,053	6,067,990
Accumulated depreciation	(2,409,218)	(1,679,688)
Net property, plant and equipment	$5,649,835	$4,388,302

Depreciation expense included in general and administrative expenses for the fiscal year ended May 31, 2009 and 2008 was $208,509 and $121,105, respectively. Depreciation expense included in cost of sales for the fiscal year ended May 31, 2009 and 2008 was $486,955 and $489,095, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new project in Tangshan. All construction costs associated with this project are accumulated and capitalized as construction in progress. The construction in progress is closed out to the appropriate asset classification when the project is substantially complete, occupied, or placed into service. No depreciation is provided until it is completed and ready for its intended use. At May 31, 2009, the costs involved with construction in progress were $3,305,813.

Impairment of Long-Lived and Intangible Assets

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  No impairment of assets was recorded in the periods reported.

Advertising Costs

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the years ended May 31, 2009 and 2008 to be capitalized and deferred to future periods.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies (continued)

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

Income Taxes

The Company has implemented SFAS No.109 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company has recorded no deferred tax assets or liabilities as of May 31, 2009 and 2008.  There are no material timing differences and therefore no deferred tax asset or liability as of May 31, 2009 and 2008. There are no net operating loss carry forwards as of May 31, 2009 and 2008.

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is charged at 0% income tax expense for the fiscal years ended May 31, 2009 and 2008.  The exemption of income tax to the Company will last until December 31, 2010 and from year 2011, the Company will be subject to an income tax at an effective rate of 25%. The current income tax expense and deferred tax expense for the fiscal years ended May 31, 2009 and 2008 are as follows:

	May 31, 2009	May 31, 2008
Current tax expense	$-	$-
Deferred tax expense	$-	$-

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by the Company are limited by certain statutory regulations in the PRC. No dividends may be paid by the Company without first receiving prior approval from the Foreign Currency Exchange Management Bureau. However, no such restrictions exist with respect to loans and advances.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies (continued)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.

4.   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables. We regularly review our trade receivables allowances by considering such factors as historical experience, credit-worthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to pay.

	May 31, 2009	May 31, 2008
Trade accounts receivable	$26,750,034	$10,323,611
Allowance for doubtful accounts	(311,928)	(288,030)
Net trade accounts receivable	$26,438,106	$10,035,581

5.   Prepayments

Prepayments consist of the prepaid expenses and the monies deposited with the suppliers for purchasing vehicles and raw material. The total outstanding amount was Nil and $245,495 as of May 31, 2009 and May 31, 2008, respectively. There is no provision made for the prepayment at May 31, 2009 and May 31, 2008.

6.   Other Receivables

Other receivables consist of insurance claims and the temporary lending to the staff with no fixed repayment date and with no interest bearing on it. The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. The total outstanding amount was $270,819 and $472,451 as of May 31, 2009 and May 31, 2008, respectively. There is no provision made for the other receivables at May 31, 2009 and May 31, 2008.

7.   Inventory

Inventory is stated at weighted average cost and consisted of the following:

	May 31, 2009	May 31, 2008
Raw materials	$885,834	$1,316,445

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Other Payables

Other payables consist of the following as of May 31, 2009 and 2008:

	May 31, 2009	May 31, 2008
Commission payable	$1,541,579	$407,205
Staff and other companies deposit	188,711	150,471
Total other payables	$1,730,290	$557,676

Commission expense has been included in cost of goods sold.

9.   Related Party Transactions

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Total outstanding amount of related party payable was $564,419 and $677,930 as of May 31, 2009 and 2008, respectively. These payables bear no interest and have no fixed payment terms. Currently, the related party payable consists of the following:

	May 31, 2009	May 31, 2008
Rong Yang (Chairman)	$372,489	$133,120
Lao Zhan (common shareholder)	-	524,416
Heng Jian (20% owned by a common shareholder)	-	20,394
Liao Shunjun (Chairman’s brother-in-law)	98,723	-
RongHua Chang Shen Transportation (20% owned by a common shareholder)	93,207	-
	$564,419	$677,930

Total outstanding amount of related party receivables was $674,289 and $236,042 as of May 31, 2009 and 2008, respectively. These receivables require no interest and have no fixed re-payment terms. Currently, the receivables from related party consist of the following:

	May 31, 2009	May 31, 2008
Lao Zhan (common shareholder)	$465,332	$
Yang Ming (Chairman Yang Rong’s brother)	187,490		144,375
Heng Jian (20% owned by a common shareholder )	20,736		-
RongHua Chang Shen Transportation (20% owned by a common shareholder)	-		91,667
Beijing Yihua Daxin Investment (holding company)	731		-
	$674,289		$236,042

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Operating Lease Commitment

As of May 31, 2009, the Company was committed to minimum rentals for the leased land under long-term non-cancellable operating leases as follows:

Fiscal Year Ended May 31,
2010	$51,819
2011	51,819
2012	51,819
2013	51,819
2014	51,819
Thereafter	67,822
Total:	$326,917

11. Minority Interests

Minority interests consist of other stockholders’ ownership interests in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership. As of May 31, 2009 and 2008, the balance of minority interests was $1,210,695 and $577,995 respectively.

12. Earnings Per Share

Earnings (loss) per share for the years ended May 31, 2009 and 2008 is determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. At May 31, 2009 and 2008, there were no dilutive securities.

	Years ended May 31,
	2009	2008
Numerator for basic and diluted EPS
- Net income from continuing operations	$10,461,209	$4,802,337

Denominator for basic and diluted EPS
- Weighted average shares of common stock outstanding	14,130,465	12,000,000

EPS from continuing operations – basic and diluted	$0.74	$0.40

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to an employee welfare plan.  The total expense for the above plan was $221,927 and $23,499 for the years ended May 31, 2009 and 2008, respectively.

14. Segment Reporting

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

Since management does not disaggregate Company data, the Company has determined that only one segment exists.

15. Concentration of Credit Risks and Uncertainties

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

The company had sales to two major customers, which represented 25% and 12% of the Company’s total sales for the fiscal year ended May 31, 2009. And the Company had sales to one major customer, which represented 17% of the Company’s total sales for the fiscal year ended May 31, 2008.

One customer accounted for 33% of the Company’s accounts receivable balance at May 31, 2009. One customer accounted for 10% of the Company’s accounts receivable balance at May 31, 2008.

The top five major vendors account for 50% of the Company’s total cost of revenue for the fiscal year ended May 31, 2009 with one major vendor representing 23% of the total cost of revenue. The top five major vendors account for 45% of the Company’s total cost of revenue for the fiscal year ended May 31, 2008, with one major vendor representing 19% of the total cost of revenue.

No vendor accounted for more than 10% of the Company’s accounts payable at May 31, 2009.  One major vendor accounted for 8% of the Company’s accounts payable at May 31, 2009. One major vendor accounted for 24% of the Company’s accounts payable at May 31, 2008.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, related party receivables, accounts payable, accrued expenses and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

17. Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

18. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on its consolidated financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”. This statement clarifies accounting standards applicable to financial guarantee insurance contracts and specifies certain disclosures. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, except certain disclosures are effective for periods beginning after June 30, 2008. This statement will be effective for financial statements issued  for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No.46(R).

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Recent Accounting Pronouncements (continued)

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009. The guidance will have to be applied for the second-quarter filing.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

19. Subsequent Events

There are no subsequent events.  The Company has evaluated subsequent events from the balance sheet date through September 2, 2009.