Form 10-Q
period 2009-08-31
CHINA INFRASTRUCTURE CONSTRUCTION Corp
filed 2009-10-20
CIK 1411057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009
or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

As of October 19, 2009 the Issuer had 11,528,493 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2009 and 2008

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED BALANCE SHEETS

	August 31, 2009	May 31, 2009
	Unaudited
Assets
Current assets
Cash and cash equivalents	$36,655	$921,841
Trade accounts receivable, net	31,274,522	26,438,106
Inventories	757,089	885,834
Total current assets	32,068,266	28,245,781

Property, plant and equipment, net	7,968,866	5,649,835

Other receivables	438,124	270,819
Related party receivables	17,703	674,289
Total other assets	455,827	945,108

Total assets	$40,492,959	$34,840,724

Liabilities
Current liabilities
Trade accounts payable	$11,579,431	$10,173,765
Related party payable	-	564,419
Other payables	1,979,812	1,730,290
Accrued expenses	345,783	277,329
Short term loans	665,176	-
Total current liabilities	14,570,202	12,745,803

Long term loans	1,807,103	-
Total liabilities	16,377,305	12,745,803

Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding
Common stock: no par value; 100,000,000 shares authorized; 1,529,550 shares issued and outstanding	1,396,644	1,396,644
Retained earnings	19,662,034	17,755,631
Accumulated other comprehensive income	1,735,603	1,731,951
Total China Infrastructure Construction Corporation stockholders' equity	22,794,281	20,884,226

Non-controlling interests	1,321,373	1,210,695

Total Liabilities and Equity	$40,492,959	$34,840,724

See accompanying notes to consolidated financial statements

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 AND COMPREHENSIVE INCOME

	Three months ended August 31, 2009	Three months ended August 31, 2008
	Unaudited	Unaudited
Sales revenues	$12,255,728	$11,454,976

Cost of goods sold	9,763,017	9,380,714

Gross profit	2,492,711	2,074,262

Operating expenses:
Selling expense	86,028	123,046
General and administrative expenses	389,140	156,578
Total operating expenses	475,168	279,624

Net operating income	2,017,543	1,794,638

Other income (expense):
Interest income	-	685
Interest (expense)	(472)	-
Other (expense)	(200)	1,958
Total other income (expense)	(672)	2,643

Income before income taxes	2,016,871	1,797,281

Income taxes provision	-	-
Net income	2,016,871	1,797,281

Less: Net income attributable to non-controlling interests	110,468	98,414
Net income attributable to China Infrastructure Construction Corporation	$1,906,403	$1,698,867

Earnings per share - basic and diluted	$1.25	$1.42

Basic and diluted weighted average shares outstanding	1,529,550	1,200,000

Comprehensive income
Net income	2,016,871	1,797,281
Foreign currency translation adjustment	3,862	125,323

Comprehensive income	$2,020,733	$1,922,604
Comprehensive income attributable to non-controlling interest	110,678	105,275
Comprehensive income attributable to China Infrastructure Construction Corporation	$1,910,055	$1,817,329

See accompanying notes to consolidated financial statements

 CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended August 31, 2009	Three months ended August 31, 2008
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$1,906,403	$1,698,867
Adjustments to reconcile net income to net cash used in operations:
Non-controlling Interests	110,468	98,414
Depreciation and amortization	253,684	254,664
Provision for allowance on accounts receivable	-	(18,551)
Changes in operating liabilities and assets:
Trade accounts receivable	(4,831,347)	(5,346,871)
Prepayments	-	114,336
Inventories	128,889	590,769
Other receivables	(167,240)	(707,437)
Trade accounts payable	1,403,755	2,339,682
Other payables	248,980	353,454
Accrued expenses	68,399	9,360
Net cash used in operating activities	(878,009)	(613,313)

Cash flows from investing activities:
Fixed assets additions	(99,242)	(112,337)
Proceeds from related party receivable	656,400	236,042
Net cash provided by investing activities	557,158	123,705

Cash flows from financing activities:	-	-
Proceeds from related party payable	-	41,941
Payment to related party payable	(564,419)	-
Net cash provided by (used in) financing activities	(564,419)	41,941

Effect of rate changes on cash	84	9,957

Decrease in cash and cash equivalents	(885,186)	(437,710)
Cash and cash equivalents, beginning of period	921,841	836,978
Cash and cash equivalents, end of period	$36,655	$399,268

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Noncash investing and financing activities:
Fixed assets acquired with loan payable	$2,472,279	-

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

On October 8, 2008, China Infrastructure entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholder pursuant to which China Infrastructure issued 12,000,000 pre-split shares of  China Infrastructure common stock (the “Share Exchange”) in exchange for all issued and outstanding common stock of NCH.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of operations (continued)

Subsequent event

On September 28, 2009, the Company effectuated a 1-for-10 reverse stock split of the Company’s common stock, with no par value (the “Common Stock”) (the “Reverse Stock Split”). Upon the Reverse Stock Split, ten (10) shares of the outstanding Common Stock were automatically converted into one (1) share of Common Stock. The Reverse Stock Split, however, did not alter the number of shares the Company is authorized to issue, but only reduced the number of shares of its Common Stock issued and outstanding. Any fractional share issued as a result of the reverse split was rounded up. Immediately before the Reverse Split there were 15,295,500 shares of Common Stock issued and outstanding. Immediately after giving effect to the Reverse Split, there were 1,529,550 shares of Common Stock issued and outstanding.

On October 14, 2009, to provide incentives to the Company’s management and to adjust the Company’s capital structure, the Company issued to Rui Shen, a majority shareholder of the Company, an aggregate of 7,031,344 shares of Common Stock. Immediately prior to this issuance, Mr. Shen was the holder of 800,000 shares (after taking into account the 1-for-10 reverse stock split). Immediately after the issuance of Shares, Mr. Shen held a total of 7,831,344 shares of Common Stock, which represented 91.5% of the Company’s Common Stock outstanding prior to the Private Placement.

On October 16, 2009, the Company entered into and consummated the sale of securities pursuant to a Subscription Agreement with a number of institutional investors (the “Investors”), providing for the sale to the Investors of an aggregate of approximately 2,564,103 shares of Common Stock for an aggregate purchase price of approximately $10,000,000 (or $3.90 per Share).

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210.8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature. Operating results for the three month period ended August 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended May 31, 2009.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of China Infrastructure, and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Non-controlling interests consist of other stockholders’ ownership interests in majority-owned subsidiaries of the Company.

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

Office trailers	10 years
Machinery and equipment	3-8 years
Furniture and office equipment	5-8 years
Motor vehicles	3-5 years

	August 31, 2009	May 31, 2009
Office trailers	$1,916,083	$902,319
Machinery and equipment	4,481,723	2,922,504
Motor vehicles	467,953	466,117
Furniture and office equipment	459,586	462,300
Construction in progress	3,306,394	3,305,813
Total property, plant and equipment	10,631,739	8,059,053
Accumulated depreciation	(2,662,873)	(2,409,218)
Net property, plant and equipment	$7,968,866	$5,649,835

Depreciation expense included in general and administrative expenses for the three months ended August 31, 2009 and 2008 was $52,617 and $60,670, respectively. Depreciation expense included in cost of sales for the three months ended August 31, 2009 and 2008 was $201,067 and $193,994, respectively.

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new project in Tangshan. All construction costs associated with this project are accumulated and capitalized as construction in progress. The construction in progress is closed out to the appropriate asset classification when the project is substantially complete, occupied, or placed into service. No depreciation is provided until it is completed and ready for its intended use. At August 31, 2009, the costs involved with construction in progress were $3,306,394.

Impairment of Long-Lived and Intangible Assets

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  No impairment of assets was recorded in the periods reported.

Advertising Costs

The advertising and promotion costs are expensed as incurred. The Company did not incur any advertising costs during the three months ended August 31, 2009 and 2008.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies (continued)

General and administrative expenses

General and administrative expenses represent salaries and benefits, depreciation and amortization, allowance for impairment loss and other general and administrative expenses. The Company expenses General and administrative expenses as incurred.

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

Income Taxes

The Company has implemented SFAS No.109 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company has recorded no deferred tax assets or liabilities as of August 31, 2009 and 2008.  There are no material timing differences and therefore no deferred tax asset or liability as of August 31, 2009 and 2008. There are no net operating loss carry forwards as of August 31, 2009 and 2008.

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is charged at 0% income tax expense for the three months ended August 31, 2009 and 2008.  The exemption of income tax to the Company will last until December 31, 2010 and from year 2011, the Company will be subject to an income tax at an effective rate of 25%. The current income tax expense and deferred tax expense for the three months ended August 31, 2009 and 2008 are as follows:

	August 31, 2009	August 31, 2008
Current tax expense	$-	$-
Deferred tax expense	$-	$-

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

4.   Trade Accounts Receivable

We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables. We regularly review our trade receivables allowances by considering such factors as historical experience, credit-worthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to pay.

	August 31, 2009	May 31, 2009
Trade accounts receivable	$31,586,505	$26,750,034
Allowance for doubtful accounts	(311,983)	(311,928)
Net trade accounts receivable	$31,274,522	$26,438,106

5.   Other Receivables

Other receivables consist of insurance claims and the temporary lending to the staff with no fixed repayment date and with no interest bearing on it. The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. The total outstanding amount was $438,124 and $270,819 as of August 31, 2009 and May 31, 2009, respectively. There is no provision made for the other receivables at August 31, 2009 and May 31, 2009.

6.   Inventory

Inventory is stated at weighted average cost and consisted of the following:
	August 31, 2009	May 31, 2009
Raw materials	$757,089	$885,834

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Other Payables

Other payables consist of the following as of August 31, 2009 and May 31, 2009:

	August 31, 2009	May 31, 2009
Commission payable	$1,591,540	$1,541,579
Staff and other companies deposit	388,272	188,711
Total other payables	$1,979,812	$1,730,290

Commission expense has been included in cost of goods sold.

8.   Related Party Transactions

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Total outstanding amount of related party payable was zero and $564,419 as of August 31, 2009 and May 31, 2009, respectively. These payables bear no interest and have no fixed payment terms. Currently, the related party payable consists of the following:

	August 31, 2009	May 31, 2009
Rong Yang (Chairman)	$-	$372,489
Liao Shunjun (Chairman’s brother-in-law)	-	98,723
RongHua Chang Shen Transportation (20% owned by a common shareholder)	-	93,207
	$-	$564,419

Total outstanding amount of related party receivables was $17,703 and $674,289 as of August 31, 2009 and May 31, 2009, respectively. These receivables require no interest and have no fixed re-payment terms. Currently, the receivables from related party consist of the following:

	August 31, 2009	May 31, 2009
Lao Zhan (common shareholder)	$-	$465,332
Yang Ming (Chairman Yang Rong’s brother)	-	187,490
Heng Jian (20% owned by a common shareholder )	-	20,736
Rong Yang (Chairman)	17,703	-
Beijing Yihua Daxin Investment (holding company)	-	731
	$17,703	$674,289

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Loans payables

During the three months ended August 31, 2009, the Company acquired machinery with loans payable amounted to $2,472,279. The loan with interest at 6.76% requires thirty six monthly interest plus principal payment of $56,000 and one $476,751 payment due on November 2009.
August 31,2009
$2,472,279
Less: current portion	(665,176)
Loan term loans, less current portion	$1,807,103

Future maturities of long term loans are as follows:

2010	$665,176
2011	1,141,927
2012	665,176
$2,472,279

10. Non-controlling Interests

Non-controlling interests consist of other stockholders’ ownership interests in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership. As of August 31, 2009 and May 31, 2009, the balance of minority interests was $1,321,373 and $1,210,695 respectively.

11. Earnings Per Share

Earnings (loss) per share for the three months ended August 31, 2009 and 2008 is determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. At August 31, 2009 and 2008, there were no dilutive securities.

	Three months ended August 31,
	2009	2008
Numerator for basic and diluted EPS
- Net income attributable to China Infrastructure Construction Corporation	$1,906,403	$1,698,867

Denominator for basic and diluted EPS
- Weighted average shares of common stock outstanding	1,529,550	1,200,000

EPS– basic and diluted	$1.25	$1.42

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to an employee welfare plan.  The total expense for the above plan was $136,237 and $55,638 for the three months ended August 31, 2009 and 2008, respectively.

13. Segment Reporting

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

14. Concentration of Credit Risks and Uncertainties

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

The Company had sales to two major customers, which represented 24% and 11% of the Company’s total sales for the three months ended August 31, 2009. And the Company had sales to five major customers, which represented 14%,13%,12%,12% and 12% of the Company’s total sales for the three months ended August 31, 2008. The names of the companies are listed below:

	31-Aug-09	31-Aug-08
China Railway Construction Corp.	24%	12%
Beijing Sanyuan Corp.	11%	13%
Guangzhou Tianli Construction Corp.	-	14%
China Construction Corp.	-	12%
Jiangsu Suzhong Construction Corp.	-	12%

Two customers, China Railway Construction Corp. and Beijing Sanyuan accounted for 29% and 11% of the Company’s accounts receivable balance at August 31, 2009, China Railway also accounted for 33% of the Company’s accounts receivable balance at May 31, 2009. Three customers, Guangzhou Tianli Construction Corp., Beijing Sanyuan Construction Corp. and Jiangsu Suzhong Construction Corp. accounted for 14%, 13% and 11% of the company’s receivable balance at August 31, 2008.

The top five major vendors account for 38% of the Company’s total cost of revenue for the three months ended August 31, 2009, with one major vendor representing 11% of the total cost of revenue. The top five major vendors account for 38% of the Company’s total cost of revenue for the three months ended August 31, 2008, with one major vendor representing 16% of the total cost of revenue.

No vendor accounted for more than 10% of the Company’s accounts payable at August 31, 2009.  One major vendor accounted for 9% of the Company’s accounts payable at August 31, 2009. One major vendor accounted for 8% of the Company’s accounts payable at May 31, 2009. Two major vendors accounted for 15%  and 14% of  the Company’s accounts payable at August 31, 2008.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Concentration of Credit Risks and Uncertainties (continued)

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

15. Recent Accounting Pronouncements

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009  and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168  will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Company will evaluate the impact of SFAS No. 168 upon its effectiveness.

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

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings. The Company will comply with the disclosure requirements of this statement when and if it acquires a variable interest entity, upon its effectiveness.

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. The Company does not believe implementation of SFAS No. 166 will have a material impact on its financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS"AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

The "Company", "we," "us," and "our," refer to (i) China Infrastructure Construction Corporation (formerly Fidelity Aviation Corporation); (ii) Beijing Chengzhi Qianmao Concrete Corporation Ltd. (“Beijing Concrete”), Beijing Fortune Capital Management, Ltd. (“BFCM”), and (iii) Northern Construction Holdings, Ltd. (“NCH”)

Overview

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

Acquisition of New Line of Business

On October 8, 2008, the Company entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholder pursuant to which the Company purchased from the shareholder of NCH all issued and outstanding shares of NCH’s common stock in consideration of the issuance of 12,000,000 pre-split shares of common stock of the Company (the “Share Exchange”).

The Share Exchange resulted in (i) a change in control of the Company with the shareholder of NCH owning approximately 78% of issued and outstanding shares of common stock of the Company, (ii) NCH becoming a wholly-owned subsidiary of the Company, and (iii) appointment of certain nominees of the shareholder of NCH as directors and officers of the Company and resignation of John Schoenauer as director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

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

Recent Developments

On September 28, 2009, the Company effectuated a 1-for-10 reverse stock split of the Company’s common stock, with no par value (the “Common Stock”) (the “Reverse Stock Split”). Upon the Reverse Stock Split, ten (10) shares of the outstanding Common Stock were automatically converted into one (1) share of Common Stock. The Reverse Stock Split, however, did not alter the number of shares the Company is authorized to issue, but only reduced the number of shares of its Common Stock issued and outstanding. Any fractional share issued as a result of the reverse split will be rounded up. Immediately before the Reverse Split there were 15,295,500 shares of Common Stock issued and outstanding. Immediately after giving effect to the Reverse Split, there were 1,529,550 shares of Common Stock issued and outstanding.

On October 14, 2009, to provide incentives to the Company’s management and to adjust the Company’s capital structure, the Company issued to Rui Shen, a majority shareholder of the Company, an aggregate of 7,031,344 shares of Common Stock. Immediately prior to this issuance, Mr. Shen was the holder of 800,000 shares (after taking into account the 1-for-10 reverse stock split). Immediately after the issuance of Shares, Mr. Shen held a total of 7,831,344 shares of Common Stock, which represented 91.5% of the Company’s Common Stock outstanding prior to the Private Placement.

On October 16, 2009, the Company entered into and consummated the sale of securities pursuant to a Subscription Agreement with a number of institutional investors (the “Investors”), providing for the sale to the Investors of an aggregate of approximately 2,564,103 shares of Common Stock for an aggregate purchase price of approximately $10,000,000 (or $3.90 per Share).

Results of Operations

Three months ended August 31, 2009 Compared to Three months ended August 31, 2008

Sales Revenues

Sales for the three months ended August 31, 2009 were $12,255,728 as compared to $11,454,976 for the same period last year, an increase of 7.0%. The increase in sales is attributable to the increase of volume by 3.9% and increase of unit price by 3%.

Costs of Goods Sold

Cost of goods sold for the three months ended August 31, 2009 was $9,763,017 as compared to $9,380,714 for the same period last year, an increase of 4.1%, which was primarily due to an increase of sales by 7.0%.

Gross Profit

Gross profit for the three months ended August 31, 2009 was $2,492,711, an increase of approximately 20.2%, as compared to $2,074,262 for the three months ended August 31, 2008. The increase in gross profit is attributable to the increase of sales due to the successful development of our customers’ network. With improved cost control activities, our gross margin in the three months ended August 31, 2009 was approximately 20.3% of the total sales, which is higher than the 18.1% in the same period last year, which is due to the increase of sales unit price by 3% while the unit cost of goods sold remains stable.

Selling Expenses

Selling expenses for the three months ended August 31, 2009 were $86,028 as compared to $123,046 for the same period last year, a decrease of $37,018, or approximately 30.1%. Selling expenses consisted primarily of expenses relating to after sales services, promotional measures for customers’ network development, and vehicular usage and maintenance. The decrease in selling expenses was primarily due to fewer promotions and less customer development since we had a sufficient number of repeat customers and existing backlog.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2009 were $389,140, as compared to $156,578 for the same period last year, an increase of $232,562, or approximately 149%. The increase of the general and administrative expenses was primarily due to increase of the salaries and the increase of the cost of reception of visitors for fundraising purposes and other miscellaneous expenses.

Operating Income

Our operating income for the three months ended August 31, 2009 was $2,017,543, an increase of approximately 12.4% as compared to $1,794,638 for the three months ended August 31, 2008. The increased income was due to the increased sales revenue and our budget control on operating expenses.

Income Taxes

During the three months ended August 31, 2009, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

However, our PRC subsidiary is considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualifies it for an exemption from income tax until December 31, 2010.

Net Income

Net income was $1,906,403 for the three months ended August 31, 2009, compared to $1,698,867 in the last fiscal year, an increase of $207,536 or approximately 12.2%. The increase was primarily due to the increased sales and our budget control on operating expenses during the three months ended August 31, 2009.

Liquidity and Capital Resources

As of August 31, 2009, we had cash and cash equivalents of $36,655. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended August 31
	2009	2008
Net cash (used in) operating activities	$(878,009)	$(613,313)
Net cash provided by investing activities	557,158	123,705
Net cash provided by (used in) financing activities	(564,419)	41,941
Effect of exchange rate change on cash and cash equivalents	84	9,957
Net decrease in cash and cash equivalents	(885,186)	(437,710)
Cash and cash equivalents, beginning balance	921,841	836,978
Cash and cash equivalents, ending balance	36,655	399,268

Operating Activities

Net cash used in operating activities was $878,009 for the three months ended August 31, 2009, whereas an amount of $613,313 in net cash was used by operating activities for the corresponding period of 2008. The net cash reflects the revenues and change of receivables and payables generated by the operations of Beijing Concrete.

Investing Activities

Net cash provided by investing activities was $557,158 for the three months ended August 31, 2009. It was primarily used for purchasing fixed assets and provided by change in related party receivable.

Financing Activities

There was $564,419 of cash used in financing activities during the three months ended August 31, 2009, as a result of payment of payables to related parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Exchange Risk

While our reporting currency is the US dollar, all of our revenues and costs are denominated in RMB and all our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the US Dollar and RMB. If the RMB depreciates against the US Dollar, the value of our RMB revenues and assets as expressed in our US Dollar consolidated financial statements will decline.

The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with excellent payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We extend 270 to 300 day trade credit to our largest customers, which tend to be well-established and large businesses, and we have not seen any major customer’s accounts receivable go uncollected beyond 365 days or experienced any material write-off of accounts receivable in the past.

Inflation Risk

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China (NBS) (www.stats.gov.cn), the change in Consumer Price Index (CPI) in China was 1.5%, 4.7% and 5.9% in 2006, 2007 and 2008, respectively. Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended August 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 have not materially changed as of August 31, 2009.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Special Meeting of Shareholders of the Company was held on May 19, 2009.  At the meeting, the following matters were submitted to a vote of the stockholders of the Company:

The approval of the change of the Company’s name from Fidelity Aviation Corporation to China Infrastructure Construction Corporation.  A summary of votes on a pre-split basis  is shown below:

For	Against	Abstain
8,264,040	0	0

The approval of the Board of Directors of the Company to proceed with a 1-for-10 reverse stock split of the outstanding common stock, no par value, of the Company.  A summary of votes on a pre-split basis is shown below:

For	Against	Abstain
8,000,120	263,920	0

The approval of the amendment to the Articles of Incorporation of the Company to allow any action by the Company’s shareholders by written consent of the holders of a majority of shares entitled to vote in lieu of a meeting.  A summary of votes on a pre-split basis is shown below:

For	Against	Abstain
8,000,120	263,920	0

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

By:	/s/ Rong Yang
Rong Yang, Chief Executive Officer, Chief Financial Officer, Director

Date:  October 20, 2009