Form 10-Q
period 2009-11-30
CHINA INFRASTRUCTURE CONSTRUCTION Corp
filed 2010-01-14
CIK 1411057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009
or

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

As of November 30, 2009 the Issuer had 11,528,429 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2009
(UNAUDITED)

Page
Index to Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)	F-1
Consolidated Statements of Operations and Comprehensive Income (loss) (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-4

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2009 AND MAY 31, 2009

	November 30, 2009	May 31, 2009
	(UNAUDITED)
Assets
Current assets
Cash and cash equivalents	$6,503,129	$921,841
Restricted cash	158,089	-
Trade accounts receivable, net	37,640,167	26,438,106
Inventories	1,167,568	885,834
Total current assets	45,468,953	28,245,781

Property, plant and equipment, net	7,932,999	5,649,835

Other receivables	1,413,083	270,819
Related party receivables	163,458	674,289
Total other assets	1,576,541	945,108

Total assets	$54,978,493	$34,840,724

Liabilities and equity
Current liabilities
Trade accounts payable	$12,535,381	$10,173,765
Related party payable	344,030	564,419
Other payables	2,547,072	1,730,290
Current portion of capital lease obligations	568,178	-
Accrued expenses	359,351	277,329
Bank loan payable	1,465,000	-
Total current liabilities	17,819,012	12,745,803

Long-term liabilities
Long-term portion of capital lease obligations	981,737	-
Other payables - long-term	521,676	-
Total long-term liabilities	1,503,413	-

Total liabilities	19,322,425	12,745,803

Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: no par value; 100,000,000 shares authorized; 11,528,429 and 1,529,550shares issued and outstanding as of November 30, 2009 and May 31, 2009	37,424,511	1,396,644
Retained earnings (deficit)	(4,803,953)	17,755,631
Accumulated other comprehensive income	1,550,245	1,731,951
Total China Infrastructure Construction Corporation stockholders' equity	34,170,803	20,884,226

Noncontrolling interests	1,485,265	1,210,695

Total liabilities and equity	$54,978,493	$34,840,724

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
	2009	2008	2009	2008

Net Revenue	$19,155,132	$15,565,149	$31,410,860	$27,020,125

Cost of goods sold	14,923,975	12,870,609	24,504,167	22,251,323

Gross profit	4,231,157	2,694,540	6,906,693	4,768,802

Operating expenses:
Selling, general and administrative expenses	28,525,492	499,476	29,183,485	764,588

Net operating income (loss)	(24,294,335)	2,195,064	(22,276,792)	4,004,214

Other income (expense):
Interest income (expense)	(3,183)	258	(3,655)	943
Other income (expense)	5,196	288	4,996	(12,266)
Total other income (expense)	2,013	546	1,341	(11,323)

Net income (loss) before income taxes	(24,292,322)	2,195,610	(22,275,451)	3,992,891

Income taxes	-	-	-	-

Net income (loss)	(24,292,322)	2,195,610	(22,275,451)	3,992,891

Less: Net income attributable to noncontrolling interests	173,666	120,590	284,134	219,004

Net income (loss) attributable to China Infrastructure Construction Corporation	$(24,465,988)	$2,075,020	$(22,559,585)	$3,773,887

Earnings (loss) per share - basic and diluted	$(3.72)	$1.49	$(5.60)	$2.91

Basic and diluted weighted average shares outstanding	6,578,625	1,390,400	4,026,345	1,295,200

Comprehensive income

Net income (loss)	(24,292,322)	2,195,610	(22,275,451)	3,992,891

Foreign currency translation adjustment	(195,131)	17,087	(191,269)	151,863

Comprehensive income (loss)	$(24,487,453)	$2,212,697	$(22,466,720)	$4,144,754

Comprehensive income attributable to non-controlling interests	$163,893	$121,444	$274,571	$226,597

Comprehensive income (loss) attributable to China Infrastructure Construction Corporation	$(24,651,346)	$2,091,253	$(22,741,291)	$3,918,157

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(UNAUDITED)

	November 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(22,275,451)	$3,992,891
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	548,431	428,309
Shares issued for compensation	27,422,242	-
Changes in operating liabilities and assets:
Trade accounts receivable	(11,186,190)	(7,810,510)
Prepayments		149,847
Inventories	(281,126)	464,598
Other receivables	(1,064,571)	(1,470,035)
Trade accounts payable	2,353,912	2,498,816
Other payables	738,976	1,584,832
Accrued expenses	81,826	(30,501)
Net cash used in operating activities	(3,661,951)	(191,753)

Cash flows from investing activities:
Fixed assets additions	(754,827)	(47,580)
Deposits - construction in progress	-	-
Payments to related party receivable	(163,458)	-
Net cash used in investing activities	(918,285)	(47,580)

Cash flows from financing activities:
Shares issued for cash	8,605,625	-
Restricted cash	(158,089)	-
Bank loan payable	1,466,200	-
Proceeds from related party payable	237,278	-
Payment to related party payable	-	(136,586)
Net cash provided by (used in) financing activities	10,151,014	(136,586)

Effect of rate changes on cash	10,510	10,056

Increase (decrease) in cash and cash equivalents	5,581,288	(365,863)
Cash and cash equivalents, beginning of period	921,841	865,601
Cash and cash equivalents, end of period	$6,503,129	$499,738

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Non-cash investing activities
Acquisition of plant and equipment through other payable	$2,073,287	$-
Related party receivable offset by payable to related party payable	$674,289	$-

See accompanying notes to unaudited consolidated financial statements

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

1.   Nature of Operations

China Infrastructure Construction Corporation (the “Company”, “China Infrastructure”, “CHNC”, “We”, “Our”) was organized on February 28, 2003 as Fidelity Aircraft Partners LLC, a Colorado limited liability company (“Fidelity LLC”). On December 16, 2004, Fidelity LLC converted itself into Fidelity Aviation Corporation by filing a Statement of Conversion and Articles of Incorporation with the Colorado Secretary of State. Effective August 24, 2009, the Company changed its name from Fidelity Aviation Corporation to China Infrastructure Construction Corporation.

On October 8, 2008, China Infrastructure entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholder pursuant to which China Infrastructure issued 12,000,000 pre-split shares or 1,200,000 post split shares of  China Infrastructure common stock (the “Share Exchange”) in exchange for all issued and outstanding common stock of NCH.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature. Operating results for the six month period ended November 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended May 31, 2009.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

Restricted Cash

In accordance with the Escrow Agreement and the Subscription Agreement (note 11) signed by China Infrastructure Construction Corporation, Trillion Growth China General Partner and Anslow & Jaclin, LLP (the “Escrow Agent”) in October 2009, the Company was required to keep with the Escrow Agent $120,000 immediately on the Closing Date of the Subscription Agreement. This fund can only be disbursed when certain criteria are met. The escrow account also keeps $38,089 attorney fees as a covenant for future services. As of November 30, 2009 and May 31, 2009, the amount not disbursed was $158,089 and $0, respectively, and these are included in restricted cash in the consolidated balance sheets. Deposits held in the escrow account are not insured by any government entity or agency.

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted to $774,143 and $311,928 as of November 30, 2009 and May 31, 2009, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventories consist of the following:

	November 30, 2009	May 31, 2009
Raw materials	$1,167,568	$885,834

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

Property, plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to manufacturing is reported in cost of revenues. Depreciation not related to manufacturing is reported in selling, general and administrative expenses. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Office trailers	10 years
Machinery and equipment	3-8 years
Furniture and office equipment	5-8 years
Motor vehicles	3-5 years

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of November 30, 2009, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

Revenue Recognition

The Company receives revenue from sales of concrete products and from provision of concrete pumping service and consulting service. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers or services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Our sales are non-returnable. Therefore, we do not estimate deductions or allowance for sales returns. Sales are presented net of any discounts, reward, or incentive given to customers.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

Our products delivered to customers would be checked on site by customers and, once the products are accepted by customers, they will sign the acceptance notice. There is no warranty issue after the delivery.

Reward or incentive given to our customers is an adjustment of the selling prices of our products therefore the consideration is characterized as a reduction of revenue when recognized in our income statement.

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

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of the raw materials, freight charges, direct labor, depreciation of plant and machinery, warehousing cost and overhead associated with the manufacturing process and commission expenses.

Selling, General and Administration Expenses

Selling, general and administrative expenses include costs incurred in connection with performing selling, general and administrative activities such as executives and administrative and sale employee salaries, related employee benefits, office supplies, and professional services (legal and audit).

Shipping and Handling Costs

ASC 605-45-20 “Shipping and Handling costs” establishes standards for the classification of shipping and handling costs. All amounts billed to a customer related to shipping and handling are classified as revenue.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses charged to operations were $0 for the three and six months ended November 30, 2009 and 2008, respectively. Advertising costs, if any, are included in selling, general and administrative expense on the income statement.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in US dollars. The functional currency is the Renminbi (“RMB”) of the PRC. The financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (Formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740 (Formerly SFAS 109), deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of November 30, 2009 and May 31, 2009, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at November 30, 2009 and May 31, 2009.

ASC 740 (Formerly FIN 48) clarifies the accounting and disclosure for uncertain tax positions and prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The Company’s operations are subject to income and transaction taxes in the United States, HongKong, and the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, and as a result the ultimate amount of tax liability may be uncertain. However, the Company does not anticipate any events that would lead to changes to these uncertainties.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by the Company are limited by certain statutory regulations in the PRC. No dividends may be paid by the Company without first receiving prior approval from the Foreign Currency Exchange Management Bureau. However, no such restrictions exist with respect to loans and advances.

Financial Instruments

ASC 825 (Formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of those instruments. ASC 820 (Formerly SFAS 157, “Fair Value Measurements”), adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables, including short-term loans, qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels are defined as follows:

•	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820 (Formerly SFAS 157).

Stock-Based Compensation

The Company records stock-based compensation expense pursuant to ASC 718 ( Formerly SFAS 123R, “Share Based Payment.”) The Company uses the Black-Scholes option pricing model which requires the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718 ( Formerly SFAS 123R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Basic and Diluted Earnings Per Share

The Company reports earnings per share in accordance with the provisions of ASC 260 ( Formerly SFAS No. 128, "Earnings Per Share.") ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the basic and diluted earnings per share:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) for earnings per share	$(24,465,988)	$2,075,020	$(22,559,585)	$3,773,887

Weighted average shares used in basic computation	6,578,625	1,390,400	4,026,345	1,295,200

Diluted effect of warrants	-	-	-	-

Weighted average shares used in diluted computation	6,578,625	1,390,400	4,026,345	1,295,200

Earnings (loss) per share, basic and diluted	$(3.72)	$1.49	$(5.60)	$2.91

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

Statement of Cash Flows

In accordance with FASB ASC 230 cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), (ASC 250) “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Since management does not disaggregate Company data, the Company has determined that only one segment exists.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. We are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. We do not expect it to have a significant impact on our consolidated financial statements.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.  Property, Plant and Equipment

Plant and equipment consist of the following:

	November 30, 2009	May 31, 2009
Office trailers	$903,173	$902,319
Machinery and equipment	5,749,311	2,922,504
Motor vehicles	468,314	466,117
Furniture and office equipment	463,944	462,300
Construction in progress	3,308,945	3,305,813
Total property, plant and equipment	10,893,687	8,059,053
Accumulated depreciation	(2,960,688)	(2,409,218)
Net property, plant and equipment	$7,932,999	$5,649,835

Depreciation expense included in selling, general and administrative expenses for the three months ended November 30, 2009 and 2008 was $52,799 and $60,670, respectively. Depreciation expense included in selling, general and administrative expenses for the six months ended November 30, 2009 and 2008 was $106,353 and $105,401, respectively. Depreciation expense included in cost of goods sold for the three months ended November 30, 2009 and 2008 was $241,481 and $193,994, respectively. Depreciation expense included in cost of goods sold for the six months ended November 30, 2009 and 2008 was $442,078 and $322,908, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

Construction in progress represents direct costs of construction and design fees incurred for the Company’s new project in Tangshan. All construction costs associated with this project are accumulated and capitalized as construction in progress. The construction in progress is closed out to the appropriate asset classification when the project is substantially complete, occupied, or placed into service. No depreciation is provided until it is completed and ready for its intended use. At November 30, 2009, the costs involved with construction in progress were $3,308,945. Interest costs totaling $0 were capitalized into construction in progress for the three and six months ended November 30, 2009 and 2008, respectively.

5.   Other Receivables

As of November 30, 2009, other receivables amounted to $1,413,083, which mainly consists of $876,289 in receivables from an unrelated party, unsecured, interest free, and with no fixed repayment date. As of January 14, 2010, all of this $876,289 has been collected. It also includes insurance claims and travel advances to the staff. All the other receivables are from unrelated parties, interest free, unsecured, and with no fixed repayment date. As of May 31, 2009, other receivables amounted to $270,819, which mainly consists of insurance claims and the temporary lending to the staff with no fixed repayment date, unsecured, and with no interest bearing on it. The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. There is no provision made for the other receivables at November 30, 2009 and May 31, 2009.

6.   Other Payables

Other payables in current liabilities consist of the following as of November 30, 2009 and May 31, 2009:

	November 30, 2009	May 31, 2009
Commission payable	$1,932,453	$1,541,579
Staff and other companies deposit	614,619	188,711
Total other payables - current	$2,547,072	$1,730,290

Other Payables – Long-Term

Long-term other payables amounted to $521,676 and $0 as of November 30, 2009 and May 31, 2009. The long-term other payables are payments due to unrelated vendors for machinery and equipment purchases.

7.  Accrued Expenses

Accrued expenses amounted to $359,351 and $277,329 as of November 30, 2009 and May 31, 2009. The accrued expenses mainly include accrued land lease expenses, accrued electricity and utility expenses, and accrued interest.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

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

Total outstanding amount of related party payable was $344,030 and $564,419 as of November 30, 2009 and May 31, 2009, respectively. These payables bear no interest, are unsecured, and have no fixed payment terms. Currently, the related party payable consists of the following:

	November 30, 2009	May 31, 2009
Rong Yang (Chairman)	$344,030	$372,489
Liao Shunjun (Chairman’s brother-in-law)	-	98,723
RongHua Chang Shen Transportation (20% owned by a common shareholder)	-	93,207
	$344,030	$564,419

Total outstanding amount of related party receivables was $163,458 and $674,289 as of November 30, 2009 and May 31, 2009, respectively. These receivables require no interest, are unsecured, and have no fixed re-payment terms. All the related party receivables are loans to related parties for business developments. As a public company, the Company has set up stricter rules to forbid loans to related parties. Currently, the receivables from related party consist of the following:

	November 30, 2009	May 31, 2009
Lao Zhan (common shareholder)	$-	$465,332
Yang Ming (Chairman Yang Rong’s brother)	69,605	187,490
Heng Jian (20% owned by a common shareholder )	-	20,736
Liao Shunjun (Chairman’s brother-in-law)	22,372	-
Liao Guiping (Chairman’s wife)	71,481	731
	$163,458	$674,289

In the six months ended November 30, 2009, the May 31, 2009 related party receivable of $674,289 was offset against payable to a related party, CEO and chairman of the Company, according to an agreement in which the CEO agreed such obligation.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

9. Debt

Bank Loan Payable

On October 16, 2009, the Company borrowed $1,465,000 from Beijng Bank. The loan is unsecured, and with an annual interest rate of 5.31%. $1,318,500 of the total amount is guaranteed by an unrelated party. The due dates are as follows: $146,500 due on April 16, 2010, $146,500 due on July 16, 2010, $293,000 due on August 16, 2010, $439,500 due on September 16, 2010, and $439,500 due on October 16, 2010. Interest expenses are due on the 16th of every third month. As of November 30, 2009, the loan payable to bank amounted to $1,465,000. There is no interest expense capitalized into construction in progress for the three and six months ended November 30, 2009 and 2008.
There was no bank loan payable as of May 31, 2009.

Interest

Total interest expense and financial charges for the three and six months ended November 30, 2009 on all debt, amounted to $3,183 and $3,655, respectively. Total interest expense and financial charges for the three and six months ended November 30, 2008 on all debt, amounted to $258 and $943, respectively.

Capital Lease

In July, 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $1,775,580 with an annual interest rate of 6.76%. The lease has been accounted for as a capital lease with the same third party to lease the equipments for three years, with total payments of approximately $1,966,685. The title of the equipments will be transferred back to the Company upon the last payment. A one time processing fee of $22,120 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 31 months from December 2009 to June 2012 and are as follows:

Total lease payment	$1,693,536
Less imputed interest	143,621
Total capital lease obligation as of November 30, 2009	1,549,915
Less current maturity	568,178
Capital lease obligation – long-term portion as of November 30, 2009	$981,737

The future lease commitments for the next three year after November 30, 2009 are as follows:

1 year after	$655,562
2 year after	655,562
3 year after	382,411
Total	$1,693,534

10. Noncontrolling Interest

Noncontrolling interest consist of other stockholders’ ownership interest in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership. As of November 30, 2009 and May 31, 2009, the balance of noncontrolling interest was $1,485,265 and $1,210,695 respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

11. Shareholder’s Equity

Reverse Stock Split

On September 28, 2009, the Company effectuated a 1-for-10 reverse stock split of the Company’s common stock, with no par value (the “Common Stock”) (the “Reverse Stock Split”). Upon the Reverse Stock Split, ten (10) shares of the outstanding Common Stock were automatically converted into one (1) share of Common Stock. The Reverse Stock Split, however, did not alter the number of shares the Company is authorized to issue, but only reduced the number of shares of its Common Stock issued and outstanding. Any fractional share issued as a result of the reverse split was rounded up. Immediately before the Reverse Split there were 15,295,500 shares of Common Stock issued and outstanding. Immediately after giving effect to the Reverse Split, there were 1,529,550 shares of Common Stock issued and outstanding. All statements are retroactively stated.

Stock Issuance For Compensation

On October 14, 2009, to provide incentives to the Company’s management and to adjust the Company’s capital structure, the Company issued to Rui Shen, as a trustee holding for the Company’s Chief Executive Officer and Chairman Mr.Yang. The Company has used the closest share issuance price as the fair market value to calculate the compensation expenses. Total $27,422,242 compensation expense was included in selling, general and administrative expenses.

Stock Issuance For Cash

On October 16, 2009, the Company entered into and consummated the sale of securities pursuant to a Subscription Agreement with a number of institutional investors (the “Investors”), providing for the sale to the Investors of an aggregate of approximately 2,564,108 shares of Common Stock for an aggregate purchase price of approximately $10,000,000 (or $3.90 per Share). Net proceeds of $8,605,626 had been received and recorded as share capital. In connection with the Private Placement, the Company issued to the placement agent warrants to purchase 153,846 shares of Common Stock exercisable for a period of five years at an exercise price of $3.90 per share and paid a transaction fee equal to 8% of the gross proceeds of the Private Placement. Additionally, the Company issued to an advisor in the PRC 289,012 shares of Common Stock and paid a transaction fee equal to 2.5% of the gross proceeds of the Private Placement for the service provided purely relating to the equity financing. The Company also issued to one investor 22,000 shares for services provided related to the fund raising. Thus, the Company paid $1,394,396 in total and issued 403,431 shares to various parties as fund raising costs. These costs were classified as equity and accounted for as common stock issuance cost.

The Company also entered into several covenants in the Subscription Agreement, the breach of which can result in penalties, which are capped at 15% of the aggregate purchase price of the Private Placement.  These covenants include:

•	Structuring the Company’s board of directors to be in compliance with the Nasdaq Corporate Governance standards;

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

•	Listing on a National Securities Exchange within 24 months of the Closing Date;
•	Hiring of a new full-time chief financial officer, subject to the approval of certain Investors;
•	Hiring of an internal control consultant for Sarbanes-Oxley 404 compliance; and
•
Delivery of additional shares of common stock to the Investors on a pro rata basis for no additional consideration in the event that the Company’s after tax net income for each of the fiscal years ending May 31, 2010 and 2011 is less than $14,000,000 and $18,000,000 respectively subject to certain adjustments, which number of shares should be equal to the percentage of variation between the actual net income and the target net income.

In connection with the Subscription Agreement, the Company also entered into an Investor Relations Escrow Agreement with an escrow agent and an investor representative, wherein the Company agreed to deposit $120,000 of the proceeds of the Private Placement into an escrow account (the “IR Escrow Funds”) and to utilize such IR Escrow Funds for a three-year investor relations program (the “IR Escrow Agreement”). In accordance with the Subscription Agreement, the Company shall retain an investor relations firm within 30 days after the Closing Date, subject to the approval of the investor representative. The Company is obligated to replenish the IR Escrow Funds on the second and third anniversaries of the Closing Date to bring the balance of such funds to $120,000 as of then.

Warrants

On October 16, 2009, in connection with the Share Purchase Agreement, the Company issued 153,846 warrants to Hunter Wise Financial Group, LLC, the Placement Agent. The warrants carry an exercise price of $3.90 and a 5-year term. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.
Placement Agent Warrants meet the conditions for equity classification pursuant to FASB ASC 815 “Derivatives and Hedging” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Therefore, these warrants were classified as equity and accounted for as common stock issuance cost.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, May 31, 2009	-	-	$-	-
Granted	153,846	153,846	3.90	4.88
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, November 30, 2009 (Unaudited)	153,846	153,846	$3.90	4.88

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

12. Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan.  The total expense for the above plan was $43,488 and $108 for the three months ended November 30, 2009 and 2008, respectively. The total expense for the above plan was $48,161 and $955 for the six months ended November 30, 2009 and 2008, respectively.

13. Income Tax

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended November 30, 2009 and 2008:

	2009	2008

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	0	0

China income tax exemption	0	0

Total provision for income taxes	0%	0%

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is charged at 0% income tax rate because of a special tax exemption approved by the PRC tax department. The income tax expenses for the three and six months ended November 30, 2009 and 2008 are $0. The exemption of income tax to the Company will last until December 31, 2010 and from year 2011, the Company will be subject to an income tax at a standard rate of 25%. There were no significant book and tax basis differences.

The estimated tax savings due to the tax exemption for the three and six months ended November 30, 2008 amounted to approximately $520,000 and $940,000, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three and six months ended November 30, 2008 by $0.37 and $0.73, respectively. The estimated tax savings due to the tax exemption for the three and six months ended November 30, 2009 amounted to approximately $500,000 and $1,300,000, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three and six months ended November 30, 2009 by $0.08 and $0.32, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

14. Other Income (Expenses)

Other income was $5,196 and $4,996 for the three and six months ended November 30, 2009,   respectively. It mainly consists of fines from employees.

Other income was $288 for the three months ended November 30, 2008. It mainly consists of income from selling used newspaper. Other expenses were $12,266 for the six months ended November 30, 2008. It mainly consists of fines for the Company.

15. Concentration of Credit Risks and Uncertainties

The Company’s practical operations are all carried out in the PRC. Accordingly, The Company’s business, financial condition, and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

For the three months ended November 30, 2009, there are four major customers that each individually comprised more than 10% of the Company’s total sales. (Mingsheng Group 14%, China Construction 14%, Guangzhou Tianli Construction Projects Inc. 11%, and Beijing Sanyuan Construction Inc. 11%). For the six months ended November 30, 2009, there are three customers that each individually comprised more than 10% of the Company’s total sales. (Mingsheng Group 11%, China Construction 11% and Beijing Sanyuan Construction Inc., 11%).

For the three months ended November 30, 2008, there are three major customers that each individually comprised more than 10% of the Company’s total sales. (Jiangsu Suzhong Construction Group 11%, Guangzhou Tianli Construction Projects Inc. 10%, and China Construction 10%) For the six months ended November 30, 2008, there are four customers that each individually comprised more than 10% of the Company’s total sales. (Guangzhou Tianli Construction Projects Inc. 12%, Jiangsu Suzhong Construction Group 11%, China Construction 11%,, and Beijing Sanyuan Construction Inc. 11%).

Two customers, China Railway Construction Corp. and Beijing Sanyuan, comprised 25% and 11% of the Company’s accounts receivable balance at November 30, 2009. China Railway Construction Corp. comprised 33% of the Company’s accounts receivable balance at May 31, 2009.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

The top five major vendors accounted for 34% of the Company’s total purchases for the three months ended November 30, 2009, with no one major vendor accounting for more than 10% of the total purchases. The top five major vendors accounted for 36% of the Company’s total purchases for the six months ended November 30, 2009, with one major vendor, Tianjin Zhenxing Cement Company, accounting for 10% of the total purchases.

The top five major vendors accounted for 56% of the Company’s total purchases for the three months ended November 30, 2008, with one major vendor, Tianjin Zhenxing Cement Company, accounting for 23% of the total purchases. The top five major vendors accounted for 55% of the Company’s total purchases for the six months ended November 30, 2008, with one major vendor, Tianjin Zhenxing Cement Company, accounting for 23% of the total purchases.

No vendor accounted for more than 10% of the Company’s accounts payable at November 30, 2009.  Two major vendors, Wushan Cement Company and Tianjin Zhenxing Cement Company, accounted for 8% and 6% of the Company’s accounts payable at November 30, 2009. No vendor accounted for more than 10% of the Company’s accounts payable at May 31, 2009.  One major vendor, Zhuozhou Shuishang Leyuan Shashiliao, accounted for 8% of the Company’s accounts payable at May 31, 2009.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

16. Subsequent Events

We have reviewed subsequent events up through January 14, 2010, which is the date that the financial statements are issued or are available to be issued.

Change Of Principal Officers

On December 17, 2009, Mr. Rong Yang resigned as the Chief Financial Officer of the Company. Mr. Yang’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices

Effective December 17, 2009, Ms. Yiru Shi was appointed as acting Chief Financial Officer of the Company, and the Company entered into an employment agreement with Ms. Shi, dated December 17, 2009.

The Employment Agreement provides that Ms. Shi will serve as acting CFO of the Company for a three-month probation period (the “Probation Period”), at the end of which the Board will review Ms. Shi’s performance and approve her appointment as the Company’s Chief Financial Officer. The term of the Employment Agreement is two years, including the Probation Period, with a renewal option upon a 15-day written notice in advance (the “Term”). Ms. Shi will be compensated as follows:

1 An annual salary of $150,000, or $12,500 monthly payable in U.S. dollars; and

2 Options to purchase 300,000 shares of the Common Stock of the Company, exercisable at $3.90 per share, to vest in two equal installments respectively on December 17, 2010 and December 17, 2011. If Ms. Shi’s employment is terminated prior to the vesting date, any unvested options will be terminated. If her employment is terminated after the vesting date, any vested but unexercised options shall terminate on the 91st day following the date of the termination of her employment.  The details of such options are set forth on the Option Grant Agreement.

Entered Into Strategic Alliance Agreement

On December 8, 2009, the Company entered into a Strategic Alliance Agreement for a term of 10 years with Commercial Concrete Mixer Division of China Railway Construction Group Co., Ltd. (“CRCG”), a major customer of the Company (the “Agreement”).

Under the Agreement, the Company will be obligated to build and set up concrete mixing stations in Xi’an, China and to provide the raw material purchase, internal accounting, technical and administrative staff of such stations. The Company and CRCG will jointly run and operate the concrete mixing stations. CRCG will provide the cement for manufacturing the concrete mix in such concrete mixing stations, and CRCG can purchase the concrete mix at a discounted price. Also, in accordance with the Agreement, each party will lease certain equipment to the concrete mixing stations.  There are currently no definitive terms for such leases.

In addition, the Company and CRCG will share 75% and 25% of the annual profits of such concrete mixing stations in Xi’an, respectively. The details of such profit sharing arrangement shall be further agreed upon. According to the Agreement, the management team from  CRCG to work at the concrete mixing stations shall be compensated by CRCG.

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

The "Company", "we," "us," and "our," refer to (i) China Infrastructure Construction Corporation (formerly Fidelity Aviation Corporation); (ii) Beijing Chengzhi Qianmao Concrete Corporation Ltd. (“Beijing Concrete”), (iii) Beijing Fortune Capital Management, Ltd. (“BFCM”), and (iv) Northern Construction Holdings, Ltd. (“NCH”)

Overview

China Infrastructure Construction Corporation (the “Company”, “China Infrastructure”, “CHNC”, “We”, “Our”) was organized in Colorado on February 28, 2003. The Company through its subsidiaries in Hong Kong and thePeople’s Republic of China (“PRC” or “China”), engages in production of ready-mixed concrete and other special high-performance concrete for developers and the construction industry in the PRC. The Company primarily operates through its indirect majority-owned subsidiary, Beijing Chengzhi Qianmao Concrete Co., Ltd. (“Beijing Concrete”), a company organized under the laws of the PRC. It has two prime production facilities. One facility is located in the Nanhaizi area, on the west side of the Yizhuang economic development zone in Beijing. The other is located at the Tangshan harbor, about two hundred kilometers from Beijing.

Recent Developments

On December 8, 2009, the Company entered into a  Strategic Alliance Agreement for a term of 10 years with Commercial Concrete Mixer Division of China Railway Construction Group Co., Ltd. (“CRCG”), a major customer of the Company (the “Agreement”).

Under the Agreement, the Company will be obligated to build and set up concrete mixing stations in Xi’an, China and to provide the raw material purchase, internal accounting, technical and administrative staff of such stations. The Company and CRCG will jointly run and operate the concrete mixing stations. CRCG will provide the cement for manufacturing the concrete mix in such concrete mixing stations, and CRCG can purchase the concrete mix at a discounted price. Also, in accordance with the Agreement, each party will lease certain equipment to the concrete mixing stations.  There are currently no definitive terms for such leases.

In addition, the Company and CRCG will share 75% and 25% of the annual profits of such concrete mixing stations in Xi’an, respectively. The details of such profit sharing arrangement shall be further agreed upon. According to the Agreement, the management team from CRCG to work at the concrete mixing stations shall be compensated by CRCG.

Results of Operations

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008

Net Revenue

Net revenue for the three months ended November 30, 2009 was $19,155,132 as compared to $15,565,149 for the same period last year, an increase of $3,589,983, or approximately 23.06%. The increase in net revenue is attributable to the increased demand for concrete due to the government’s stimulus plan in the infrastructure and real estate industries, and is mainly due to the increase of the sales volume of concrete products. The sales volume of concrete products increased approximately 23% for the three months ended November 30, 2009 as compared to the same period last year.  Net revenue from pumping services accounted for approximately 5% of the total net revenue for the three months ended November 30, 2009 and 2008.

Cost of Goods Sold

Cost of goods sold for the three months ended November 30, 2009 was $14,923,975 as compared to $12,870,609 for the same period last year, an increase of $2,053,366, or approximately 15.95%. The increase in cost of goods sold is in line with the increase of the net revenue.

Gross Profit

Gross profit for the three months ended November 30, 2009 was $4,231,157, an increase of $1,536,617 or approximately 57.03%, as compared to $2,694,540 for the same period last year. The increase in gross profit is attributable to the increase of the net revenue.

Gross Profit Margin

Gross profit margin for the three months ended November 30, 2009 was 22.09%, compared to 17.31% for the same period last year. The increase of the gross profit margin is mainly due to the decrease of the sales commission expenses that are included in the overhead costs, which are then transferred to the cost of goods sold. The sales commission expenses decreased approximately $340,729 for the three months ended November 30, 2009 compared to the same period of 2008. The sales commission expenses decreased mainly because the Company paid a lower percentage commission for the three months ended November 30, 2009, compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended November 30, 2009 were $28,525,492, as compared to $499,476 for the same period last year, an increase of $28,026,016, or approximately 5,611.08%. The increase of the selling, general and administrative expenses was primarily due to a one time non cash compensation expenses of $27,422,242.

Operating Income (Loss)

Our operating loss for the three months ended November 30, 2009 was $24,294,335, a decrease of $26,489,399 or approximately 1,206.77% as compared to operating income of $2,195,064 for the three months ended November 30, 2008. The decrease was mainly due to the $27,422,242 one time non cash compensation expense included in the selling, general, and administrative expenses.

Income Taxes

During the three months ended November 30, 2009, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

However, our PRC subsidiary is considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualifies it for an exemption from income tax until December 31, 2010.

Net Income (Loss) Attributable To China Infrastructure Construction Corporation

Net loss was $24,465,988 for the three months ended November 30, 2009, compared to net income of $2,075,020 for the three months ended November 30, 2008, a decrease of $26,541,008 or approximately 1,279.07%. The decrease was primarily due to the $27,422,242 one time non cash compensation expenses included in the selling, general, and administrative expenses.

Six Months ended November 30, 2009 Compared to Six Months Ended November 30, 2008

Net Revenue

Net revenue for the six months ended November 30, 2009 was $31,410,860 as compared to $27,020,125 for the same period last year, an increase of $4,390,735, or approximately 16.25%. The increase in net revenue is attributable to the increased demand for concrete due to the government’s stimulus plan in infrastructure and real estate industries, and is mainly due to the increase of the sales volume of concrete products. The sales volume of concrete products increased approximately 14% for the six months ended November 30, 2009 as compared to the same period last year. Net revenue from pumping services accounted for approximately 5% and 4% of the total net revenue for the six months ended November 30, 2009 and 2008, respectively.

Cost of Goods Sold

Cost of goods sold for the six months ended November 30, 2009 was $24,504,167 as compared to $22,251,323 for the same period last year, an increase of $2,252,844, or approximately 10.12%. The increase in cost of goods sold is in line with the increase of the net revenue.

Gross Profit

Gross profit for the six months ended November 30, 2009 was $6,906,693, an increase of $2,137,891 or approximately 44.83%, as compared to $4,768,802 for the same period last year. The increase in gross profit is attributable to the increase of net revenue.

Gross Profit Margin

Gross profit margin for the six months ended November 30, 2009 was 21.99%, compared to 17.65% for the same period last year. The increase of the gross profit margin is mainly due to the decrease of the sales commission expenses that are included in the overhead costs, which then are transferred to the cost of goods sold. The sales commission expenses decreased approximately $570,000 for the six months ended November 30, 2009 compared to the same period of 2008. The sales commission expenses decreased mainly because the Company paid a lower percentage commission for the six months ended November 30, 2009, compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended November 30, 2009 were $29,183,485, as compared to $764,588 for the same period last year, an increase of $28,418,897, or approximately 3,716.89%. The increase of the selling, general and administrative expenses was primarily due to a one time non cash compensation expenses of $27,422,242.

Operating Income (Loss)

Our operating loss for the six months ended November 30, 2009 was $22,276,792, a decrease of $26,281,006 or approximately 656.33% as compared to operating income of $4,004,214 for the six months ended November 30, 2008. The decrease was mainly due to the $27,422,242 one time non cash compensation expenses included in the selling, general, and administrative expenses.

Income Taxes

During the six months ended November 30, 2009, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

However, our PRC subsidiary is considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualifies it for an exemption from income tax until December 31, 2010.

Net Income (Loss) Attributable To China Infrastructure Construction Corporation

Net loss was $22,559,585 for the six months ended November 30, 2009, compared to net income of $3,773,887 for the six months ended November 30, 2008, a decrease of $26,333,472 or approximately 697.78%. The decrease was primarily due to the $27,422,242 one time non cash compensation expenses included in the selling, general, and administrative expenses.

Liquidity and Capital Resources

As of November 30, 2009, we had cash and cash equivalents of $6,503,129. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended November 30,
	2009	2008
Net cash used in operating activities	$(3,661,951)	$(191,753)
Net cash used in investing activities	(918,285)	(47,580)
Net cash provided by (used in) financing activities	10,151,014	(136,586)
Effect of exchange rate change on cash and cash equivalents	10,510	10,056
Net increase (decrease) in cash and cash equivalents	5,581,288	(365,863)
Cash and cash equivalents, beginning balance	921,841	865,601
Cash and cash equivalents, ending balance	$6,503,129	$499,738

Operating Activities

Net cash used in operating activities was $3,661,951 for the six months ended November 30, 2009, an increase of $3,470,198, or 1,809.72%, as compared to $191,753 for the six months ended November 30, 2008. The increase of net cash used in operating activities was due to the increase of trade accounts receivable. The trade accounts receivable increased because of the growing sales. We typically had long-term annual and multi-year contracts with our major customers. We entered into varying payment terms with our customers ranging from payment before delivery, payment on delivery or up to 1 year after the project completion. As of November 30, 2009, trade accounts receivable with aging over twelve months old amounted to $554,357, only 1.47% of total trade accounts receivable.

Investing Activities

Net cash used in investing activities was $918,285 for the six months ended November 30, 2009, an increase of $870,705, or 1,829.98%, compared to $47,580 for the six months ended November 30, 2008. Acquisitions of plant, properties and equipment were the main contributor to the increase of net cash used in investing activities.

Financing Activities

Net cash provided by financing activities was $10,151,014 for the six months ended November 30, 2009, an increase of $10,287,600, or 7,531.96%, compared to $136,586 net cash used in financing activities for the six months ended November 30, 2008. The increase was primarily due to the sale of stock by the Company to investors resulting in net proceeds of $8,605,625 and receipt of a bank loan of $1,466,200.

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

Revenue recognition.

The Company receives revenue from sales of concrete products and from provision of concrete pumping service and consulting service. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers or services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Our sales are non-returnable. Therefore, we do not estimate deductions or allowance for sales returns. Sales are presented net of any discounts, reward, or incentive given to customers.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Our products delivered to customers would be checked on site by customers and, once the products are accepted by customers, they will sign the acceptance notice. There is no warranty issue after the delivery.

Reward or incentive given to our customers is an adjustment of the selling prices of our products therefore the consideration is characterized as a reduction of revenue when recognized in our income statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Exchange Risk

We currently do not hold or use any derivative or other financial instruments that expose us to substantial market risk and we have no foreign exchange contracts.

We are exposed to foreign exchange risk arising from fluctuations in the exchange rate between U.S. Dollars and Renminbi. Our operations are located in the People’s Republic of China and substantially all of our revenues and assets are denominated in Renminbi. However our reporting currency is the U.S. Dollar and some of our expenses are denominated in U.S. Dollars. As a result, our financial results are potentially subject to the impact of changes in value between U.S. Dollars and Renminbi. If the Renminbi depreciates relative to the U.S. Dollar, the value of our revenues, earnings and assets as reported in our financial statements will decline.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended November 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 have not materially changed as of November 30, 2009.

ITEM 6.   EXHIBITS.

(a) The following exhibits are filed herewith:

31.1
Certifications by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certifications by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

By:	/s/ Rong Yang
Rong Yang, Chief Executive Officer, Director (principal executive officer)

By:	/s/ Yiru Shi
Yiru Shi, Chief Financial Officer (principal financial and accounting officer)

Date:  January 14, 2010