Form 10-Q
period 2010-02-28
CHINA INFRASTRUCTURE CONSTRUCTION Corp
filed 2010-04-14
CIK 1411057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-146758

China Infrastructure Construction Corporation
 (Exact name of registrant as specified in its charter)

Colorado	16-1718190
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Shidai Caifu Tiandi Suite 1906-1909
1 Hangfeng Road Fengtai District
Beijing, China 100070
(Address of principal executive offices)

86-10-5809-0217
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

As of April 14, 2010 the Issuer had 12,815,620 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Page

PART I Financial Information

Item 1. Financial Statements.	3

Consolidated Balance Sheets as of February 28, 2010 (Unaudited) and May 31, 2009	F-1

Consolidated Statements of Operations And Comprehensive Income (Loss) for the three and nine months ended February 28, 2010 and 2009 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the nine months ended February 28, 2010 and 2009 (Unaudited)	F-3

Notes to Consolidated Financial Statements (Unaudited)	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 4T. Controls and Procedures	11

PART II Other Information

Item 6. Exhibits	11

Signatures	12

Exhibits/Certifications

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 28, 2010
(UNAUDITED)

Page
Index to Consolidated Financial Statements

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Income (loss) (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-4

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2010 AND MAY 31, 2009

	February 28, 2010	May 31, 2009
	(UNAUDITED)
Assets
Current assets
Cash and cash equivalents	$1,867,417	$921,841
Restricted cash	158,089	-
Trade accounts receivable, net	40,925,026	26,438,106
Inventories	1,975,142	885,834
Total current assets	44,925,674	28,245,781

Property, plant and equipment, net	5,063,711	5,649,835

Other receivables	5,872,791	270,819
Related party receivables	-	674,289
Total other assets	5,872,791	945,108

Total assets	$55,862,176	$34,840,724

Liabilities and equity
Current liabilities
Trade accounts payable	$10,677,538	$10,173,765
Related party payable	106,280	564,419
Other payables	1,911,563	1,730,290
Current portion of capital lease obligations	624,678	-
Accrued expenses	287,667	277,329
Bank loan payable	1,466,000	-
Total current liabilities	15,073,726	12,745,803

Long-term liabilities
Long-term portion of capital lease obligations	834,175	-
Other payables - long-term	802,447	-
Total long-term liabilities	1,636,622	-

Total liabilities	16,710,348	12,745,803

Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: no par value; 100,000,000 shares authorized; 11,555,529 and 1,529,550 shares issued and outstanding as of February 28, 2010 and May 31, 2009	37,482,542	1,396,644
Retained earnings (deficit)	(1,575,785)	17,755,631
Accumulated other comprehensive income	1,567,143	1,731,951
Total China Infrastructure Construction Corporation stockholders' equity	37,473,900	20,884,226

Noncontrolling interests	1,677,928	1,210,695

Total liabilities and equity	$55,862,176	$34,840,724

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
	2010	2009	2010	2009

Net Revenue	$20,249,742	$27,351,505	$51,660,602	$54,371,630

Cost of goods sold	16,472,119	22,137,655	40,976,286	44,643,940

Gross profit	3,777,623	5,213,850	10,684,316	9,727,690

Selling, general and administrative expenses	762,894	455,432	29,946,379	965,058

Net operating income (loss)	3,014,729	4,758,418	(19,262,063)	8,762,632

Other income (expense):
Interest income (expense)	(92,889)	190	(96,544)	1,133
Other income	498,249	336	503,245	-
Other expense	(147)	-	(147)	(11,930)

Total other income (expense)	405,213	526	406,554	(10,797)

Net income (loss) before income taxes	3,419,942	4,758,944	(18,855,509)	8,751,835

Income taxes	-	-	-	-

Net income (loss)	3,419,942	4,758,944	(18,855,509)	8,751,835

Less: Net income attributable to noncontrolling interests	191,773	260,606	475,907	479,610

Net income (loss) attributable to China Infrastructure Construction Corporation	$3,228,169	$4,498,338	$(19,331,416)	$8,272,225

Earnings (loss) per share - basic	$0.28	$0.29	$(2.97)	$0.60

Basic weighted average shares outstanding	11,546,195	15,295,500	6,514,531	13,733,189

Earnings (loss) per share - diluted	$0.28	$0.29	$(2.96)	$0.60

Diluted weighted average shares outstanding	11,587,053	15,295,500	6,527,849	13,733,189

Comprehensive income

Net income (loss)	3,419,942	4,758,944	(18,855,509)	8,751,835

Foreign currency translation adjustment	17,787	(7,115)	(173,482)	144,748

Comprehensive income (loss)	$3,437,729	$4,751,829	$(19,028,991)	$8,896,583

Comprehensive income attributable to non-controlling interests	$192,662	$260,250	$467,233	$486,847

Comprehensive income (loss) attributable to China Infrastructure Construction Corporation	$3,245,067	$4,491,579	$(19,496,224)	$8,409,736

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

	February 28,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(18,855,509)	$8,751,835
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Gain from property, plant and equipment disposal	(496,782)	-
Bad debt expenses	420,217	-
Depreciation	813,751	523,196
Shares issued for compensation	27,422,242	-
Stock option expenses	58,030	-
Changes in operating liabilities and assets:
Trade accounts receivable	(14,867,003)	(14,320,425)
Prepayments	-	195,750
Inventories	(1,088,087)	378,188
Other receivables	(1,961,370)	(1,930,828)
Trade accounts payable	487,288	4,275,748
Other payables	76,478	1,816,538
Accrued expenses	9,887	320,482
Net cash provided by (used in) operating activities	(7,980,858)	10,484

Cash flows from investing activities:
Property, plant, and equipment additions	(1,209,849)	(47,580)
Proceeds from related party receivable	-	-
Net cash used in investing activities	(1,209,849)	(47,580)

Cash flows from financing activities:
Shares issued for cash	8,605,626	-
Restricted cash	(158,089)	-
Bank loan payable	1,466,300	-
Proceeds from related party payable	211,755	-
Payments to related party payable	-	(199,489)
Cash acquired in recapitalization	-	28,623
Net cash provided by (used in) financing activities	10,125,592	(170,866)

Effect of rate changes on cash	10,691	9,820

Increase (decrease) in cash and cash equivalents	945,576	(198,142)
Cash and cash equivalents, beginning of period	921,841	836,978
Cash and cash equivalents, end of period	$1,867,417	$638,836

Supplemental disclosures of cash flow information:
Interest paid in cash	$94,159	$-
Income taxes paid in cash	$-	$-
Non-cash investing activities:
Acquisition of property, plant and equipment through other payable	$2,261,763	$-
Disposal of property, plant and equipment through other receivable	$3,808,660	$-
Related party receivable offset by payable to related party payable	$674,289	$-

See accompanying notes to unaudited consolidated financial statements

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
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

On October 8, 2008, China Infrastructure entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholder pursuant to which China Infrastructure issued 12,000,000 pre-split shares, or 1,200,000 post-split shares, of China Infrastructure common stock (the “Share Exchange”) in exchange for all issued and outstanding common stock of NCH.

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

As a result of the Share Exchange Agreement, Beijing Fortune Capital Management Co., Ltd. (“BFCM”), a 95% owned subsidiary of NCH, became our indirect majority-owned subsidiary.  Also as a result of the Share Exchange Agreement, Beijing Chengzhi Qianmao Concrete Co., Ltd., (“Beijing Concrete”), the operating company, and a 99.5% owned subsidiary of BFCM then, also became our majority-owned subsidiary.

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

On January 15, 2010, Beijing Concrete increased its registered capital from RMB 15 million (approximately $2.2 million) to RMB 30 million (approximately $4.4 million) and BFCM increased its investment in Beijing Concrete accordingly. Its share capital increased from RMB 10 million (approximately $1.47 million) to RMB 15 million (approximately $2.2 million). As a result, BFCM owns 99.67% of Beijing Concrete from January 15, 2010.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

On February 1, 2010, Beijing Concrete formed a subsidiary, Shaanxi Hongruida Concrete Ltd. (“Hongruida”) and contributed RMB 10 million (approximately $1.47 million) to its capital. Beijing Concrete is the sole shareholder of Hongruida. Hongruida was organized to implement the 10-year strategic cooperative agreement with one of the Company’s major clients, China Railway Construction Group Co., Ltd (“CRCG”). Under the Agreement, the Company and CRCG will jointly manage the concrete mixing stations to be operated by Hongruida. CRCG will provide the cement for manufacturing the concrete mix in such concrete mixing stations, and will be able to purchase the concrete mix at discounted prices. Also, in accordance with the Agreement, each party will lease certain equipment to Hongruida.  The Company and CRCG will share 75% and 25% of Hongruida’s annual profits.

When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of NCH on a consolidated basis unless the context suggests otherwise.

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature. Operating results for the nine month period ended February 28, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended May 31, 2009.

3.   Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties own, beneficially and in the aggregate, the majority of the outstanding shares of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets.

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

Restricted Cash

In accordance with the Escrow Agreement and the Subscription Agreement (note 11) signed by China Infrastructure Construction Corporation, Trillion Growth China General Partner and Anslow & Jaclin, LLP (the “Escrow Agent”) in October 2009, the Company was required to keep with the Escrow Agent $120,000 immediately on the Closing Date of the Subscription Agreement. This fund can only be disbursed when certain criteria are met. The escrow account also keeps $38,089 of attorney fees as a covenant for future services. As of February 28, 2010 and May 31, 2009, the amount not disbursed was $158,089 and $0, respectively, and these are included in restricted cash in the consolidated balance sheets. Deposits held in the escrow account are not insured by any government entity or agency.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted to $732,568 and $311,928 as of February 28, 2010 and May 31, 2009, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventories consist of the following:

	February 28, 2010	May 31, 2009
Raw materials	$1,975,142	$885,834

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of February 28, 2010, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

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

Reward or incentive given to our customers is an adjustment of the selling prices of our products; therefore, the consideration is characterized as a reduction of revenue when recognized in our income statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses charged to operations were $0 for the three and nine months ended February 28, 2010 and 2009, respectively. Advertising costs, if any, are included in selling, general and administrative expense on the income statement.

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
February 28, 2010
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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740 (formerly SFAS 109), deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of February 28, 2010 and May 31, 2009, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at February 28, 2010 and May 31, 2009.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

The Company’s operations are subject to income and transaction taxes in the United States, Hong Kong, and the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, and as a result the ultimate amount of tax liability may be uncertain. However, the Company does not anticipate any events that would lead to changes to these uncertainties.

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

Financial Instruments

ASC 825 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of those instruments. ASC 820 (formerly SFAS 157, “Fair Value Measurements”), adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables, including short-term loans, qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels are defined as follows:

☐	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820 (formerly SFAS 157).

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

Stock-Based Compensation

The Company records stock-based compensation expense pursuant to ASC 718 (formerly SFAS 123R, “Share Based Payment.”) The Company uses the Black-Scholes option pricing model which requires the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718 (formerly SFAS 123R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Basic and Diluted Earnings Per Share

The Company reports earnings per share in accordance with the provisions of ASC 260 (formerly SFAS No. 128, "Earnings Per Share.") ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share:

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
	2010	2009	2010	2009

Net income (loss) for earnings per share	$3,228,169	$4,498,338	$(19,331,416)	$8,272,225

Weighted average shares used in basic computation	11,546,195	15,295,500	6,514,531	13,733,189

Diluted effect of warrants and options	40,858	-	13,318	-

Weighted average shares used in diluted computation	11,587,053	15,295,500	6,527,849	13,733,189

Earnings (loss) per share, basic	$0.28	$0.29	$(2.97)	$0.60

Earnings (loss) per share, diluted	$0.28	$0.29	$(2.96)	$0.60

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)
Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.  Property, Plant and Equipment

Plant and equipment consist of the following:

	February 28, 2010	May 31, 2009
Office trailers	$903,789	$902,319
Machinery and equipment	6,293,900	2,922,504
Motor vehicles	550,587	466,117
Furniture and office equipment	484, 819	462,300
Construction in progress	58,553	3,305,813
Total property, plant and equipment	8,291,648	8,059,053
Accumulated depreciation	(3,227,937)	(2,409,218)
Net property, plant and equipment	$5,063,711	$5,649,835

Depreciation expense included in selling, general and administrative expenses for the three months ended February 28, 2010 and 2009 was $54,303 and $49,826, respectively. Depreciation expense included in selling, general and administrative expenses for the nine months ended February 28, 2010 and 2009 was $160,656 and $155,227, respectively. Depreciation expense included in cost of goods sold for the three months ended February 28, 2010 and 2009 was $211,016 and $45,061, respectively. Depreciation expense included in cost of goods sold for the nine months ended February 28, 2010 and 2009 was $653,095 and $367,969, respectively.

Construction in progress represents direct costs incurred for the Company’s new plant construction in Hongruida. All construction costs associated with this project are accumulated and capitalized as construction in progress. The construction in progress is closed out to the appropriate asset classification when the project is substantially complete, occupied, or placed into service. No depreciation is provided until it is completed and ready for its intended use.

On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount will be due in 4 annual equal installments starting September 1, 2010. As of February 28, 2010, the book value of the construction in progress sold was approximately $3.3 million. A gain from property, plant and equipment disposal of $496,782 was recorded in other income.

Interest costs totaling $0 were capitalized into construction in progress for the three and nine months ended February 28, 2010 and 2009, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

5.   Other Receivables

As of February 28, 2010, other receivables amounted to $5,872,791. It includes $3.8 million related to construction in progress disposal to an unrelated party. The receivable is unsecured, interest free, and with fixed repayment dates (note 4). It also includes approximately $1.55 million due from unrelated parties, that are unsecured, interest free, and without fixed repayment dates. As of April 8, 2010, appromixately $1 million of this $1.55 million has been collected. It also includes insurance claims and deposits, that are from unrelated parties, interest free, unsecured, and with no fixed repayment date, and advances to employees for business purposes.

As of May 31, 2009, other receivables amounted to $270,819, which mainly consists of insurance claims and the temporary lending to the staff with no fixed repayment date, unsecured, and with no interest bearing on it.

The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. There is no provision made for the other receivables at February 28, 2010 and May 31, 2009.

6.   Other Payables

Other payables in current liabilities consist of the following as of February 28, 2010 and May 31, 2009:

	February 28, 2010	May 31, 2009
Commission payable	$1,456,407	$1,541,579
Staff and other companies deposit	455,156	188,711
Total other payables - current	$1,911,563	$1,730,290

Other Payables – Long-Term

Long-term other payables amounted to $802,447 and $0 as of February 28, 2010 and May 31, 2009. The long-term other payables are payments due to unrelated vendors for machinery and equipment purchases.

7.  Accrued Expenses

Accrued expenses amounted to $287,667 and $277,329 as of February 28, 2010 and May 31, 2009. The accrued expenses mainly include accrued land lease expenses, accrued electricity and utility expenses, and accrued interest.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
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

Total outstanding amount of related party payable was $106,280 and $564,419 as of February 28, 2010 and May 31, 2009, respectively. These payables bear no interest, are unsecured, and have no fixed payment terms. The related party payable consists of the following:

	February 28, 2010	May 31, 2009
Rong Yang (Chairman)	$106,280	$372,489
Liao Shunjun (Chairman’s brother-in-law)	-	98,723
RongHua Chang Shen Transportation (20% owned by a common shareholder)	-	93,207
	$106,280	$564,419

Total outstanding amount of related party receivables was $0 and $674,289 as of February 28, 2010 and May 31, 2009, respectively. These receivables require no interest, are unsecured, and have no fixed re-payment terms. All the related party receivables are loans to related parties for business developments. As a public company, the Company has set up stricter rules to forbid loans to related parties. The receivables from related party consist of the following:

	February 28, 2010	May 31, 2009
Lao Zhan (common shareholder)	$-	$465,332
Yang Ming (Chairman Yang Rong’s brother)	-	187,490
Heng Jian (20% owned by a common shareholder )	-	20,736
Liao Guiping (Chairman’s wife)	-	731
	$-	$674,289

In the nine months ended February 28, 2010, related party receivable of $674,289 was offset against payable to a related party, CEO and chairman of the Company, according to an agreement in which the CEO agreed to such obligation.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

9. Debt

Bank Loan Payable

On October 16, 2009, the Company borrowed $1,466,000 from Beijng Bank. The loan is unsecured, and with an annual interest rate of 5.31%. $1,318,500 of the total amount is guaranteed by an unrelated party. The due dates are as follows: $146,600 due on April 16, 2010, $146,600 due on July 16, 2010, $293,200 due on August 16, 2010, $439,800 due on September 16, 2010, and $439,800 due on October 16, 2010. Interest expenses are due on the 16th of every third month. As of February 28, 2010, the loan payable to bank amounted to $1,466,000. There is no interest expense capitalized into construction in progress for the three and nine months ended February 28, 2010 and 2009.

There was no bank loan payable as of May 31, 2009.

Interest

Total interest expense and financial charges for the three and nine months ended February 28, 2010 on all debt amounted to $92,889 and $96,544, respectively. Total interest income for the three and nine months ended February 28, 2009 amounted to $190 and $1,133, respectively.

Capital Lease

In July, 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $1,776,792 with an annual interest rate of 6.76%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $1,968,028. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $22,137 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 28 months from March 2010 to June 2012 are as follows:

Total lease payment	$1,585,356
Less imputed interest	126,503
Total capital lease obligation as of February 28, 2010	1,458,853
Less current maturity	624,678
Capital lease obligation – long-term portion as of February 28, 2010	$834,175

The future lease commitments for the next three year after February 28, 2010 are as follows:

1 year after	$710,677
2 years after	656,009
3 years after	218,670
Total	$1, 585, 356

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

10. Non-controlling Interest

Non-controlling interest consists of other stockholders’ ownership interest in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership before the change of the non-controlling interest and 5.32% of the total ownership after the change of the non-controlling interest (Note 1). As of February 28, 2010 and May 31, 2009, the balance of non-controlling interest was $1,677,928 and $1,210,695, respectively.

11. Shareholder’s Equity

Reverse Stock Split

On September 28, 2009, the Company effectuated a 1-for-10 reverse stock split of the Company’s common stock, with no par value (the “Common Stock”) (the “Reverse Split”). Upon the Reverse Stock Split, ten (10) shares of the outstanding Common Stock were automatically converted into one (1) share of Common Stock. The Reverse Stock Split, however, did not alter the number of shares the Company is authorized to issue, but only reduced the number of shares of its Common Stock issued and outstanding. Any fractional share issued as a result of the reverse split was rounded up. Immediately before the Reverse Split there were 15,295,500 shares of Common Stock issued and outstanding. Immediately after giving effect to the Reverse Split, there were 1,529,550 shares of Common Stock issued and outstanding. All statements are retroactively stated to show the effects of the Reverse Split as if it had occurred at the beginning of the first period presented.

Stock Issuance For Compensation

On October 14, 2009, to provide incentives to the Company’s management and to adjust the Company’s capital structure, the Company issued 7,031,344 shares of its common stock to Rui Shen, as a trustee holding the shares for the Company’s Chief Executive Officer and Chairman Mr.Yang. The Company has used the closest share issuance price as the fair market value to calculate the compensation expense. A total of $27,422,242 in compensation expense was included in selling, general and administrative expenses.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

Stock Issuance For Cash

On October 16, 2009, the Company entered into and consummated the sale of securities pursuant to a Subscription Agreement with a number of institutional investors (the “Investors”), providing for the sale to the Investors of an aggregate of approximately 2,564,108 shares of Common Stock for an aggregate purchase price of approximately $10,000,000 (or $3.90 per Share).  Net proceeds of $8,605,626 had been received and recorded as share capital. In connection with the Private Placement, the Company issued to the placement agent warrants to purchase 153,846 shares of Common Stock exercisable for a period of five years at an exercise price of $3.90 per share and paid a transaction fee equal to 8% of the gross proceeds of the Private Placement. Additionally, the Company issued to an advisor in the PRC 288,963 shares of Common Stock and paid a transaction fee equal to 2.5% of the gross proceeds of the Private Placement for the service provided purely relating to the equity financing.  Thus, the Company paid $1,394,396 in total and issued 403,431 shares to various parties as fund raising costs. These costs were classified as equity and accounted for as common stock issuance cost.

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
•
Delivery of additional shares of common stock to the Investors on a pro rata basis for no additional consideration in the event that the Company’s after tax net income for each of the fiscal years ending May 31, 2010 and 2011 is less than $14,000,000 and $18,000,000, respectively, subject to certain adjustments, which number of shares should be equal to the percentage of variation between the actual net income and the target net income.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)
Options

On December 17, 2009, we granted to our newly appointed CFO options to purchase 300,000 shares of common stock, with an exercise price of $3.90 per share, which was the closest stock issuance price of the date of grant. The options will vest over 2 years and expire 3 years after the vesting date or after a termination date whichever is earlier.

On February 12, 2010, we granted to our CEO options to purchase 400,000 shares of common stock, with an exercise price of $3.90 per share. The options will vest over 2 years and no option can be exercised after 5 years from the vesting date.

On February 12, 2010, we granted three independent directors each, options to purchase 10,000 shares of common stock, with an exercise price of $3.90 per share. The options will vest over 1 year and no option can be exercised after 3 years from the vesting date.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.86%
Expected life of the options	2 years
Expected volatility	45%
Expected dividend yield	0

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, May 31, 2009	-	$-	$-
Granted	730,000	$3.90	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding February 28, 2010	730,000	$3.90	$0.00

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

Following is a summary of the status of options outstanding at February 28, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.90	730,000	1.89	$3.90	-	$3.90

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, May 31, 2009	-	-	$-	-
Granted	153,846	153,846	3.90	4.63
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, February 28, 2010 (Unaudited)	153,846	153,846	$3.90	4.63

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)
12. Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan.  The total expense for the above plan was $30,407 and $204,447 for the three months ended February 28, 2010 and 2009, respectively. The total expense for the above plan was $78,572 and $205,401 for the nine months ended February 28, 2010 and 2009, respectively.

13. Income Tax

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended February 28, 2010 and 2009:

	2010	2009
U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	0	0

China income tax exemption	0	0

Total provision for income taxes	0%	0%

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is charged at 0% income tax rate because of a special tax exemption approved by the PRC tax department. The income tax expenses for the three and nine months ended February 28, 2010 and 2009 are $0. The exemption of income tax to the Company will last until December 31, 2010 and from year 2011, the Company will be subject to an income tax at a standard rate of 25%. There were no significant book and tax basis differences.

The estimated tax savings due to the tax exemption for the three and nine months ended February 28, 2009 amounted to approximately $1,363,114 and $2,303,114, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three and nine months ended February 28, 2009 by $0.09 and $0.17, respectively. The estimated tax savings due to the tax exemption for the three and nine months ended February 28, 2010 amounted to approximately $893,876 and $2,193,876, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three and nine months ended February 28, 2010 by $0.08 and $0.34, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)
14. Other Income (Expenses)

Other income was $498,249 and $503,245 for the three and nine months ended February 28, 2010, respectively. It mainly consists of gain on property, plant and equipment disposal (note 4). Other expenses were $147 for the three and nine months ended February 28, 2009, respectively. It mainly consists of fines to the Company such as fines for traffic violations.

Other income was $336 for the three months ended February 28, 2009. It mainly consists of income from selling used paper and other items. Other expenses were $0 and $11,930 for the three and nine months ended February 28, 2009, respectively. It mainly consists of fines to the Company such as fines for traffic violations.

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

For the three months ended February 28, 2010, there is one major customer that individually comprised more than 10% of the Company’s total sales. (China Railway Construction Corp., 11%). For the nine months ended February 28, 2010, there is one customer that individually comprised more than 10% of the Company’s total sales. (China Railway Construction Corp., 16%).

For the three months ended February 28, 2009, there are two major customers that each individually comprised more than 10% of the Company’s total sales. (China Railway Construction Corp., 25%, and Guangzhou Tianli Construction Projects Inc., 13%). For the nine months ended February 28, 2009, there are two customers that each individually comprised more than 10% of the Company’s total sales. (China Railway Construction Corp., 24%, and Guangzhou Tianli Construction Projects Inc., 13%).

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

One customer, China Railway Construction Corp., comprised 23% of the Company’s accounts receivable balance at February 28, 2010. China Railway Construction Corp. comprised 33% of the Company’s accounts receivable balance at May 31, 2009.

The top five major vendors accounted for 26% of the Company’s total purchases for the three months ended February 28, 2010, with no one major vendor accounting for more than 10% of the total purchases. The top five major vendors accounted for 28% of the Company’s total purchases for the nine months ended February 28, 2010, with no one major vendor accounting for more than 10% of the total purchases.

The top five major vendors accounted for 44% of the Company’s total purchases for the three months ended February 28, 2009, with one major vendor, Tianjin Zhenxing Cement Company, accounting for 22% of the total purchases. The top five major vendors accounted for 45% of the Company’s total purchases for the nine months ended February 28, 2009, with one major vendor, Tianjin Zhenxing Cement Company, accounting for 21% of the total purchases.

No vendor accounted for more than 10% of the Company’s accounts payable at February 28, 2010.  Three major vendors, Beijing Hongmaoweiye Additive Company, Beijing Shengshishoujia Ore Company, and Tianjin Zhenxing Cement Company, accounted for 7%, 5% and 5% of the Company’s accounts payable at February 28, 2010. No vendor accounted for more than 10% of the Company’s accounts payable at May 31, 2009.  One major vendor, Zhuozhou Shuishang Leyuan Shashiliao, accounted for 8% of the Company’s accounts payable at May 31, 2009.

The Company’s exposure to foreign currency exchange rate risk primarily relates to cash and cash equivalents and short-term investments, denominated in the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position of the Company.

16. Subsequent Events

We have reviewed subsequent events from the balance sheet date up through the date that the financial statements were issued.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)
Share issuance for cash

On March 11, 2010, the Company consummated a private placement pursuant to a Subscription Agreement dated March 5, 2010 with a number of investors, providing for the sale to the Investors of an aggregate of approximately 1,282,091 shares of the Company’s common stock, no par value for an aggregate purchase price of approximately $5,000,000 (or $3.90 per Share). Net proceeds of $4,461,011 had been received and recorded as share capital. In connection with the Private Placement, the Company issued to the placement agent and finder warrants to purchase in the aggregate 69,231 shares of Common Stock exercisable for a period of five years at an exercise price of $3.90 per share and paid a transaction fee of approximately $360,000 of the gross proceeds of the Private Placement.

Amendment to 2009 Subscription Agreement

On March 5, 2010, the Company and investors (the “2009 Investors”) named in that certain Subscription Agreement dated October 16, 2009 (the “2009 Subscription Agreement”) entered into an Amendment (the “Amendment”) to the 2009 Subscription Agreement. The Amendment modified certain covenants to which the Company had previously agreed pursuant to the 2009 Subscription Agreement, including exemption of the above described Private Placement from certain restrictions on subsequent offerings contained in the 2009 Subscription Agreement.

Under the Amendment, the Company will have to file a registration statement covering the securities issued in connection with the 2009 Subscription Agreement (the “Registrable Shares”), if at anytime after December 31, 2010 not all of the Registrable Shares may be sold without registration pursuant to Rule 144 under the 1933 Act. Such registration statement shall be filed within 45 days after receipt of a written demand from the 2009 Investors representing not less than 50% of the then outstanding Registrable Shares. The 2009 Investors also have piggy-back registration rights exercisable after December 31, 2010 with respect to the Registrable Shares that may not be sold without registration pursuant to Rule 144.

In consideration of the Amendment, the Company issued the 2009 Investors warrants to purchase in the aggregate approximately 1,281,083 shares of Common Stock at an exercise price of $6.00 per share. The Company also agreed to (i) a minimum per share price of $5.20 in case it undertakes a follow-on public offering, and (ii) net income target for fiscal year 2011 be increased to $19.8 million from $18.0 million if such public offering does not take place.

Options

On March 22, 2010, we granted one independent director options to purchase 10,000 shares of common stock, with an exercise price of $3.90 per share. The options will vest over 1 year and no option can be exercised after 3 years from the vesting date.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS" (AS SUCH TERM IS DEFINED IN SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934), WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS"AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

 The "Company", "we," "us," and "our," refer to (i) China Infrastructure Construction Corporation (formerly Fidelity Aviation Corporation); (ii) Beijing Chengzhi Qianmao Concrete Corporation Ltd. (“Beijing Concrete”), (iii) Beijing Fortune Capital Management, Ltd. (“BFCM”), and (iv) Northern Construction Holdings, Ltd. (“NCH”)

Overview

China Infrastructure Construction Corporation (the “Company”, “China Infrastructure”, “CHNC”, “We”, “Our”) was organized in Colorado on February 28, 2003. The Company through its subsidiaries in Hong Kong and the People’s Republic of China (“PRC” or “China”), engages in production of ready-mixed concrete for developers and the construction industry in the PRC. The Company primarily operates through its indirect majority-owned subsidiary, Beijing Chengzhi Qianmao Concrete Co., Ltd. (“Beijing Concrete”), a company organized under the laws of the PRC. Beijing Concrete currently has five production facilities. One facility is located in the Nanhaizi area, on the west side of the Yizhuang economic development zone in Beijing, one is in Shidu, a suburban area of Beijing, one is in Xi’an West New High-tech Zone, and another two are located at the Tangshan harbor, about two hundred kilometers from Beijing. The plant located in Xian was put into operation at the end of March 2010.

Recent Developments

On February 1, 2010, Beijing Concrete formed a subsidiary, Shaanxi Hongruida Concrete Ltd. (“Hongruida”) and contributed RMB 10 million (approximately $1.47 million) to its capital. Beijing Concrete is the sole shareholder of Hongruida. Hongruida was organized to implement the 10-year strategic cooperative agreement with one of the Company’s major clients, China Railway Construction Group Co., Ltd (“CRCG”). Under the Agreement, the Company and CRCG will jointly manage the concrete mixing stations to be operated by Hongruida. CRCG will provide the cement for manufacturing the concrete mix in such concrete mixing stations, and will be able to purchase the concrete mix at discounted prices. Also, in accordance with the Agreement, each party will lease certain equipment to the concrete mixing stations.  The Company and CRCG will share 75% and 25% of the annual profits of such concrete mixing stations in Xi’an.

Results of Operations

Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009

Net Revenue

Net revenue for the three months ended February 28, 2010 was $20,249,742 as compared to $27,351,505 for the same period last year, a decrease of $7,101,763 or approximately 25.96%. The decrease in net revenue is attributable to the decrease of the unit prices as well as the decrease of sales volume. The sales volume of concrete products decreased approximately 15% for the three months ended February 28, 2010 as compared to the same period last year. The decrease is mainly due to the decreased sales in the Beijing area. The Company has given a longer Chinese New Year vacation in Beijing in February this year than last year, which caused the decrease of the sales in this quarter. The average unit prices of concrete products decreased approximately 13% for the three months ended February 28, 2010 as compared to the same period last year.  The decrease of the unit price is because of the decrease of the raw material prices. Net revenue from pumping services decreased approximately 68% for the three months ended February 28, 2010 as compared to the same period last year.  Net revenue from pumping services accounted for approximately 2% and 4% of the total net revenue for the three months ended February 28, 2010 and 2009, respectively.

Cost of Goods Sold

Cost of goods sold for the three months ended February 28, 2010 was $16,472,119 as compared to $22,137,655 for the same period last year, a decrease of $5,665,536, or approximately 25.59%. The decrease in cost of goods sold is in line with the decrease of the net revenue.

Gross Profit

Gross profit for the three months ended February 28, 2010 was $3,777,623, a decrease of $1,436,227 or approximately 27.55%, as compared to $5,213,850 for the same period last year. The decrease in gross profit is attributable to the decrease of the net revenue.

Gross Profit Margin

Gross profit margin for the three months ended February 28, 2010 was 18.66%, compared to 19.06% for the same period last year. The gross profit margin remains stable.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended February 28, 2010 were $762,894, as compared to $455,432 for the same period last year, an increase of $307,462, or approximately 67.51%. The increase of the selling, general and administrative expenses was primarily due to increased professional expenses as a public company. Non cash stock option expense of $58,030 was included.

Operating Income

Our operating income for the three months ended February 28, 2010 was $3,014,729, a decrease of $1,743,689 or approximately 36.64%, as compared to operating income of $4,758,418 for the three months ended February 28, 2009. The decrease was mainly due to decreased gross net revenue and increased professional expenses as a public company.

Income Taxes

During the three months ended February 28, 2010, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

However, our PRC subsidiary is considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualifies it for an exemption from income tax until December 31, 2010.

Net Income Attributable To China Infrastructure Construction Corporation

Our net income for the three months ended February 28, 2010 was $3,228,169, a decrease of $1,270,169 or approximately 28.24%, as compared to net income of $4,498,338 for the three months ended February 28, 2009. The decrease was mainly due to decreased net revenue and increased professional expenses as a public company.

Nine Months ended February 28, 2010 Compared to Nine Months Ended February 28, 2009

Net Revenue

Net revenue for the nine months ended February 28, 2010 was $51,660,602 as compared to $54,371,630 for the same period last year, a decrease of $2,711,028, or approximately 4.99%. The decrease in net revenue is attributable to the decrease of unit prices. The average unit prices of concrete products decreased approximately 5% for the nine months ended February 28, 2010 as compared to the same period last year.  The sales volume of concrete products remains approximately the same for the nine months ended February 28, 2010 as compared to the same period last year. Net revenue from pumping services accounted for approximately 4% and 4% of the total net revenue for the nine months ended February 28, 2010 and 2009, respectively.

Cost of Goods Sold

Cost of goods sold for the nine months ended February 28, 2010 was $40,976,286 as compared to $44,643,940 for the same period last year, a decrease of $3,667,654, or approximately 8.22%. The decrease in cost of goods sold is because the decrease of the equipment leasing expenses included in cost of goods sold. The Company used more internal trucks in the nine months ended February 28, 2010, compared to the same period last year.

Gross Profit

Gross profit for the nine months ended February 28, 2010 was $10,684,316, an increase of $956,626 or approximately 9.83%, as compared to $9,727,690 for the same period last year. The increase in gross profit is attributable to the decrease of cost of goods sold.

Gross Profit Margin

Gross profit margin for the nine months ended February 28, 2010 was 20.68%, compared to 17.89% for the same period last year. The increase of the gross profit margin is mainly due to the decrease of the equipment leasing expenses that are included in the overhead costs, which then are transferred to the cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended February 28, 2010 were $29,946,379, as compared to $965,058 for the same period last year, an increase of $28,981,321, or approximately 3,003.07%. The increase of the selling, general and administrative expenses was primarily due to a one-time non cash compensation expense of $27,422,242.

Operating Income (Loss)

Our operating loss for the nine months ended February 28, 2010 was $19,262,063, a decrease of $28,024,695 or approximately 319.82/%, as compared to operating income of $8,762,632 for the nine months ended February 28, 2009. The decrease was mainly due to the $27,422,242 one-time non cash compensation expense included in the selling, general, and administrative expenses.

Income Taxes

During the nine months ended February 28, 2010, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

However, our PRC subsidiary is considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualifies it for an exemption from income tax until December 31, 2010.

Net Income (Loss) Attributable To China Infrastructure Construction Corporation

Net loss was $19,331,416 for the nine months ended February 28, 2010, compared to net income of $8,272,225 for the nine months ended February 28, 2009, a decrease of $27,603,641 or approximately 333.69%. The decrease was primarily due to the $27,422,242 one-time non cash compensation expense included in the selling, general, and administrative expenses.

Liquidity and Capital Resources

As of February 28, 2010, we had cash and cash equivalents of $1,867,417. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended February 28,
	2010	2009
Net cash provided by (used in) operating activities	$(7,980,858)	$10,484
Net cash used in investing activities	(1,209,849)	(47,580)
Net cash provided by (used in) financing activities	10,125,592	(170,866)
Effect of exchange rate change on cash and cash equivalents	10,691	9,820
Net increase (decrease) in cash and cash equivalents	945,576	(198,142)
Cash and cash equivalents, beginning balance	921,841	836,978
Cash and cash equivalents, ending balance	$1,867,417	$638,836

Operating Activities

Net cash used in operating activities was $7,980,858 for the nine months ended February 28, 2010, compared to net cash provided by operating activities of $10,484 for the nine months ended February 28, 2009, a decrease of $7,991,342, or 76,224.17%. The decrease of net cash provided by operating activities was due to the increase of trade accounts receivable. The trade accounts receivable increased because of the growing sales. We typically had long-term annual and multi-year contracts with our major customers. We entered into varying payment terms with our customers ranging from payment before delivery, payment on delivery or up to 1 year after the project completion. As of February 28, 2010, trade accounts receivable with aging over twelve months old amounted to $1,092,506, only 2.62% of total trade accounts receivable.

Investing Activities

Net cash used in investing activities was $1,209,849 for the nine months ended February 28, 2010, an increase of $1,162,269, or 2,442.77%, compared to $47,580 for the nine months ended February 28, 2009. Acquisitions of plant, properties and equipment were the main contributor to the increase of net cash used in investing activities.

Financing Activities

Net cash provided by financing activities was $10,125,592 for the nine months ended February 28, 2010, an increase of $10,296,458, or 6,026.04%, compared to $170,866 net cash used in financing activities for the nine months ended February 28, 2009. The increase was primarily due to the sale of stock by the Company to investors resulting in net proceeds of $8,605,626 and receipt of a bank loan of $1,466,300.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended February 28, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  April 14, 2010