Form 10-Q/A
period 2010-02-28
CHINA INFRASTRUCTURE CONSTRUCTION Corp
filed 2010-04-27
CIK 1411057

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

As of April 27, 2010 the Issuer had 12,815,620 shares of common stock issued and outstanding.

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

Exhibits/Certifications

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the fiscal quarter ended February 28, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2010, to correct a typographical error in our financial statements for the quarterly period ended February 28, 2010.

The typographical error was in the retrospective presentation of the basic and diluted weighted average shares outstanding for the three and nine months ended February 28, 2009 in our Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended February 28, 2010. The presentation did not account for a 1 for 10 reverse stock split that took effect on September 28, 2009. This led to a typographical error in the retrospective presentation of earnings per share for the same periods.

In our previous quarterly reports on Form 10-Q for the fiscal quarters ended August 31, 2009 and November 30, 2009 as filed with the SEC on October 20, 2009 and January 14, 2010, respectively, which were filed after the reverse split took effect, this presentation was made correctly.

In addition, we are filing updated certifications pursuant to the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32.1.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
	2010	2009	2010	2009

Net Revenue	$20,249,742	$27,351,505	$51,660,602	$54,371,630

Cost of goods sold	16,472,119	22,137,655	40,976,286	44,643,940

Gross profit	3,777,623	5,213,850	10,684,316	9,727,690

Selling, general and administrative expenses	762,894	455,432	29,946,379	965,058

Net operating income (loss)	3,014,729	4,758,418	(19,262,063)	8,762,632

Other income (expense):
Interest income (expense)	(92,889)	190	(96,544)	1,133
Other income	498,249	336	503,245	-
Other expense	(147)	-	(147)	(11,930)

Total other income (expense)	405,213	526	406,554	(10,797)

Net income (loss) before income taxes	3,419,942	4,758,944	(18,855,509)	8,751,835

Income taxes	-	-	-	-

Net income (loss)	3,419,942	4,758,944	(18,855,509)	8,751,835

Less: Net income attributable to noncontrolling interests	191,773	260,606	475,907	479,610

Net income (loss) attributable to China Infrastructure Construction Corporation	$3,228,169	$4,498,338	$(19,331,416)	$8,272,225

Earnings (loss) per share - basic	$0.28	$2.90	$(2.97)	$6.00

Basic weighted average shares outstanding	11,546,195	1,529,550	6,514,531	1,373,319

Earnings (loss) per share - diluted	$0.28	$2.90	$(2.96)	$6.00

Diluted weighted average shares outstanding	11,587,053	1,529,550	6,527,849	1,373,319

Comprehensive income

Net income (loss)	3,419,942	4,758,944	(18,855,509)	8,751,835

Foreign currency translation adjustment	17,787	(7,115)	(173,482)	144,748

Comprehensive income (loss)	$3,437,729	$4,751,829	$(19,028,991)	$8,896,583

Comprehensive income attributable to non-controlling interests	$192,662	$260,250	$467,233	$486,847

Comprehensive income (loss) attributable to China Infrastructure Construction Corporation	$3,245,067	$4,491,579	$(19,496,224)	$8,409,736

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share:

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
	2010	2009	2010	2009

Net income (loss) for earnings per share	$3,228,169	$4,498,338	$(19,331,416)	$8,272,225

Weighted average shares used in basic computation	11,546,195	1,529550	6,514,531	1,373,319

Diluted effect of warrants and options	40,858	-	13,318	-

Weighted average shares used in diluted computation	11,587,053	1,529,550	6,527,849	1,373,319

Earnings (loss) per share, basic	$0.28	$2.90	$(2.97)	$6.00

Earnings (loss) per share, diluted	$0.28	$2.90	$(2.96)	$6.00

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

Total lease payment	$1,585,356
Less imputed interest	126,503
Total capital lease obligation as of February 28, 2010	1,458,853
Less current maturity	624,678
Capital lease obligation – long-term portion as of February 28, 2010	$834,175

The future lease commitments for the next three year after February 28, 2010 are as follows:

1 year after	$710,677
2 years after	656,009
3 years after	218,670
Total	$1,585,356

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

Date:  April 27, 2010