Form 10-K
period 2010-05-31
CHINA INFRASTRUCTURE CONSTRUCTION Corp
filed 2010-08-30
CIK 1411057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2010

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

Issuer’s telephone number, including area code: 86-10-5809-0217

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated Filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of November 30, 2009, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing stock price of $4.50 as reported on the Over-the-Counter Bulletin Board) was approximately $18,803,124. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 27, 2010, there were outstanding 12,930,620 shares of the registrant’s common stock, no par value.

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of May 31, 2010, US $1.00 = 6.8288 yuan.

PART I

ITEM 1. BUSINESS

Overview

China Infrastructure Construction Corporation (the “Company”) was organized in Colorado on February 28, 2003. The Company, through its subsidiaries in Hong Kong and the People’s Republic of China (“PRC” or “China”), engages in production of ready-mixed concrete for developers and the construction industry in the PRC. The Company primarily operates through its indirect majority-owned subsidiary, Beijing Chengzhi Qianmao Concrete Co., Ltd. (“Beijing Concrete”), a company organized under the laws of the PRC.

Corporate History

The Company was organized in Colorado on February 28, 2003 as a limited liability company under the name “Fidelity Aircraft Partners LLC,” and on December 16, 2004 converted itself into Fidelity Aviation Corporation by filing a Statement of Conversion and Articles of Incorporation with the Colorado Secretary of State. At that time we were engaged in the business of salvaging rotable parts and systems from airframes and selling them to the aviation industry. In 2008, we began to pursue an acquisition strategy, whereby we sought to acquire an undervalued business with a history of operating revenues in markets that provide room for growth.

On October 8, 2008, the Company consummated a share exchange transaction pursuant to that certain Share Exchange Agreement, as a result of which Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) became our wholly-owned subsidiary. Beijing Fortune Capital Management, Ltd., a PRC limited liability company (“BFCM”), a 95% owned subsidiary of NCH, became our indirect majority-owned subsidiary. The remaining 5% equity interest in BFCM is held by Beijing Xingyuqing Tech Co., Ltd., controlled by Mr. Bingchuan Xiao, a former director of the Company. BFCM owned 99.5% of the equity interest in Beijing Chengzhi Qianmao Concrete Co., Ltd. (“Beijing Concrete”), which enabled us to acquire the business and substantially all of the assets of Beijing Concrete. The remaining 0.5% in Beijing Concrete is owned by Mr. Rong Yang, one of the original founders of Beijing Concrete and our current chief executive officer and director. For accounting purposes, the share exchange transaction was treated as a reverse acquisition with NCH as the acquirer and the Company as the acquired party. Following the share exchange, we evaluated the future market for our aircraft parts business and resolved not to pursue this line of business any further.

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

On February 1, 2010, Beijing Concrete formed a subsidiary, Shaanxi Hongruida Concrete Ltd. (“Hongruida”) and contributed RMB 10 million (approximately $1.47 million) to its capital. Beijing Concrete is the sole shareholder of Hongruida. Hongruida was organized to implement the 10-year strategic cooperative agreement with one of the Company’s major clients, China Railway Construction Group Co., Ltd (“CRCG”). Under the Agreement, the Company and CRCG will jointly manage the concrete mixing stations to be operated by Hongruida. CRCG will provide the cement for manufacturing the concrete mix in such concrete mixing stations, and will be able to purchase the concrete mix at discounted prices. Also, in accordance with the Agreement, each party will lease certain equipment to the concrete mixing stations.  The Company and CRCG will share 75% and 25% of the annual profits of such concrete mixing stations in Xi’an. Hongruida commenced its operations at the end of March 2010.

Effective August 24, 2009, the Company changed its name from Fidelity Aviation Corporation to China Infrastructure Construction Corporation.

Our current corporate structure is set forth in the following diagram:

Recent Developments

On September 28, 2009, the Company effectuated a 1-for-10 reverse stock split of the Company’s common stock, with no par value (the “Reverse Stock Split”). Upon the Reverse Stock Split, ten (10) shares of the outstanding common stock were automatically converted into one (1) share of common stock. The Reverse Stock Split, however, did not alter the number of shares the Company is authorized to issue, but only reduced the number of shares of its common stock issued and outstanding. Any fractional share issued as a result of the reverse split was rounded up.

On October 14, 2009, to provide incentives to the Company’s management and to adjust the Company’s capital structure, the Company issued to Rui Shen, the majority shareholder of the Company, an aggregate of 7,031,344 shares of common stock (after taking into account the 1-for-10 reverse stock split which took effect on September 28, 2009).

On October 16, 2009, the Company entered into and consummated the sale of securities pursuant to a Subscription Agreement with a number of investors, providing for the sale to the investors of an aggregate of approximately 2,564,103 shares of common stock for an aggregate purchase price of approximately $10,000,000 (or $3.90 per Share). In connection with the private placement, the Company issued to the placement agent warrants to purchase 153,846 shares of Common Stock exercisable for a period of five years at an exercise price of $3.90 per share. Additionally, the Company issued to a financial advisor in the PRC 288,963 shares of common stock. Under the Subscription Agreement, the Company agreed to deliver additional shares of common stock to the investors on a pro rata basis for no additional consideration in the event that the Company’s after tax net income for each of the fiscal years ending May 31, 2010 and 2011 is less than $14,000,000 and $18,000,000, respectively, subject to certain adjustments (such as exclusion of non-cash charges and expenses required to be recognized by the Company under the United States generally accepted accounting principles), which number of shares would be calculated using the percentage of variation between the actual net income and the target net income.

On March 5, 2010, the Company and the investors in the October 2009 private placement (the “2009 Investors”) entered into an Amendment to the Subscription Agreement dated October 16, 2009. The Amendment modified certain covenants to which the Company had previously agreed pursuant to the Subscription Agreement, including exemption of the private placement described below from certain restrictions on subsequent offerings.

Under the Amendment, the Company agreed to file a registration statement covering the securities issued in the October 2009 private placement (the “Registrable Shares”), if at anytime after December 31, 2010 not all of the Registrable Shares may be sold without registration pursuant to Rule 144 under the 1933 Act. Such registration statement shall be filed within 45 days after receipt of a written demand from the 2009 Investors representing not less than 50% of the then outstanding Registrable Shares. The 2009 Investors also have piggy-back registration rights exercisable after December 31, 2010 with respect to the Registrable Shares that may not be sold without registration pursuant to Rule 144.

In consideration of the Amendment, the Company agreed to issue to the 2009 Investors warrants to purchase in the aggregate approximately 1,281,083 shares of Common Stock at an exercise price of $6.00 per share. The Company also agreed for the after tax net income target for fiscal year 2011 to be increased to $19.8 million from $18.0 million if the Company does not complete a public offering on or before the date on which it releases its 2011 net income data in a Form 10-K filed with the SEC. Under the Amendment, the Company agreed to deliver additional shares of common stock to the 2010 Investors who invest in the private placement described below ("2010 Private Placement") on a pro rata basis for no additional consideration in the event that the Company’s after tax net income for each of the fiscal years ending May 31, 2010 and 2011 is less than $14,000,000 and $18,000,000 (or $19,800,000 as applicable) respectively subject to certain adjustments (such as exclusion of non-cash charges and expenses required to be recognized by the Company under the United States generally accepted accounting principles), which number of shares should be equal to the percentage of variation between the actual net income and the target net income (the “Adjustment Percentage”). The number of such additional shares shall equal the Adjustment Percentage, times the number of shares of Common Stock acquired by the 2009 Investor in the 2010 Private Placement, minus the Adjustment Percentage times the number of shares acquired by such investor in the October 2009 private placement which have been sold by the investor as of the date on which the Company releases its respective net income data in a Form 10-K filed with the SEC.

On March 11, 2010, the Company consummated a private placement pursuant to a Subscription Agreement dated March 5, 2010 with a number of investors, providing for the sale to the investors of an aggregate of approximately 1,282,091 shares of common stock for an aggregate purchase price of approximately $5,000,000 (or $3.90 per Share). In connection with the private placement, the Company issued to the placement agent a warrant to purchase 46,154 shares of common stock exercisable for a period of five years at an exercise price of $3.90 per share and paid a transaction fee of $240,000. Additionally, the Company issued to a finder a warrant to purchase 23,077 shares of common stock exercisable for a period of five years at an exercise price of $3.90 per share and paid a transaction fee of $120,000.

Our Business

Through our indirect subsidiary Beijing Concrete, which has been engaged in the concrete business since January 2002, we are operating as a producer of advanced ready-mix concrete materials headquartered in Beijing, China. The Company specializes in the production of ready-mix concrete and other types of concrete for developers in the construction industry.  The Company currently is certified by the Chinese Ministry of Construction to produce certain types of concrete (model C20 to model C60) for residential and commercial developers as well as for industrial companies. The Company currently is applying for certification to produce all types of concrete.

The Company currently owns two stationary factories and two mobile concrete mix stations, which in total have eight ready-mix concrete batching plants. In addition, it owns 5 concrete transport pumps, 46 truck transit mixers and 3 bulk cement transport vehicles.  All pump vehicles and trucks are installed with GPS tracking systems, which ensure the quality control and safe delivery of the concrete mix.

The Company currently has an annual output capacity of approximately 3.6 million cubic meters of concrete. In fiscal years 2010 and 2009, the Company’s revenues amounted to $73.3 million and $66.8 million, respectively.  All of the Company’s products have been certified by the ISO9001-2000 Certification Quality System and by the Chinese Ministry of Construction Beijing Branch Certification Center with respect to Integrated Certification System which includes Quality Management System, Environmental Management System and Occupational Health and Safety Management System.

Over the past six years, we have successfully expanded our operations from a single ready-mix concrete factory in Beijing to additional production in the cities of Tangshan and Xi’an. Currently, the Company has four main concrete factories. Of these, one factory has two sets of ready-mix HZS120 series concrete mixing towers and one set of Betomix 3.0A-R/DW series mixing towers, one factory has one set of HZS120 series mixing towers, one factory has two sets of HZS120 series mixing towers, and one factory has two sets of HZS180 series mixing towers. One facility is located in Beijing’s Nanhaizi area, on the west side of the Yizhuang Economic Development Zone in southern Beijing. Another facility is located in Shidu, on the outskirts of Beijing. We also had two facilities, both of which are mobile stations, in the Tangshan Development Zone, about two hundred kilometers east of Beijing. We combined these two facilities into one to better utilize our resources. Our newest facility is located in Xi’an, central China. The Company also completed the construction of a stationary concrete factory in Tangshan in May 2009. However, this factory has not commenced operation and it has not passed the first review by the Tangshan Commission of Construction due to a particular feature of the subsoil that the foundation of the facility is built upon. The Company has recently entered into an agreement for the sale of the Tangshan plant to a third party for RMB25,974,631 (approximately $3,819,799). The purchase price shall be paid in installments over four years starting from September 1, 2010. If there is a delay in payments for more than 10 days, we will be entitled to liquidated damages equal to 4% of the purchase price. If the delay lasts for more than 10 days, we will have the right to terminate the agreement and will be entitled to liquidated damages equal to 20% of the purchase price.

The following summarizes the details of the two factories and two mobile stations as of May 31, 2010:

Location	Batching Plants Model	Number of Sets of Mixing Towers	Production capacity (m3)	Estimated Production Capacity (based on estimated utilization rate)	Status

Beijing (Yizhuang)	2 HZS 120 1 Betomix 3.0A-R/DW (Stationary)	3	3,679,200	1,287,720	Operating since 2002
Beijing (Shidu)	HZS 120 (Mobile)	1	1,051,200	367,920	Operating since February 2010
Tangshan Caifeidian	HZS 120 (Mobile)	2	2,102,400	735,840	Operating since November 2009
Xi’an	HZS 180 (Stationary)	2	3,153,600	1,103,760	Operating since March 2010

The Company is planning to build two additional stationary concrete factories with two batching plants of 3.5 million cubic meters production capacity and one mobile station with one batching plant of 2 million cubic meters production capacity during the fiscal year ended May 31, 2011. We are currently considering acquiring potential target companies as well.

The Company is committed to conducting its operations with an emphasis on the efficient production, management and innovation of our concrete products. In particular, we produce “Green Concrete” by extensively using recycled industrial waste and minimizing the energy consumption and the dust and air pollution. We believe that we are able to meet the stringent environmental and technical needs of a rapidly growing market in China. The types of projects for which we provide concrete include large express railways, bridges, tunnels, skyscrapers, and dams. Many competitors are not able to participate in such projects due to technical requirements and the limitations of funding and information.

Our Industry

We believe that as its economy has opened and become more developed and vibrant since the 1990s, China plays a more and more important role in the concrete industry as both a producer and user of concrete and concrete products.  China is the world’s largest producer of cement and its output of cement reached up to 1.38 billion tons in 2008 and 1.63 billion tons in 2009. Cement production has grown about 10 percent per year over the past two decades and is now growing even faster to keep up with massive urbanization. Today, China produces roughly half of the total cement in the world, whereas the next three largest producers, India, Japan, and the United States altogether produce less than 20 percent. (Source: Chengdu Xinbotelan Technology Inc.; see www.snsqw.com )

Cement consumption in China is forecast to rise by 6% annually through 2012, reaching 1.8 billion tons, according to a new study, "Cement in China", issued by the Freedonia Group. The study also mentioned that construction contractors will remain the largest market for cement in China, accounting for approximately 36% of all cement consumption in 2012. According to the same study, the ready-mix concrete market will see the strongest growth, rising 9.8% per annum through 2012 to 383 million tons. Some of the forecasted growth is projected to result from government regulations banning on-site concrete and mortar mixing as described in more detail under the heading “Business”-“Products and Services” of this report. Demand for cement used in concrete products is expected to grow 5.4% annually through 2012 to 513 million tons, driven by the growing popularity of precast concrete with many construction contractors. The government’s continued efforts to modernize the country’s infrastructure is exemplified by such massive projects as the South-North Water Diversion - designed to redirect water to the northern plains from Central and South China. This project, scheduled for completion in 2050, will result in annual cement consumption of over one million metric tons alone.

China accounts for half of all new building activity in the world and rapid expansion is expected to continue. According to the Report of China Cities Competence, (http://www.ce.cn/cysc/cysczh/200803/31/t20080331_15010675.shtml) up to 1 billion people in China are expected to move into Chinese urban areas by 2030.

Residential and non-residential buildings in China are increasingly requiring much more concrete due to, among other reasons, the short supply of wood. China is currently the largest consumption market of cement worldwide at over $200 billion annually. China’s cement consumption will amount to approximately 44% of global demand in 2010 and will be greater than current combined consumption of India and the U.S. by 2010, according to the Freedonia Group. At the present rate, it is presumed that China will continue to be an important player in the global construction materials marketplace for at least the next two decades.

China’s concrete market is considered highly competitive, with over 10,000 providers, of which we estimate that approximately 3,000 are ready mix concrete producers, Global Information Inc. reports that ready-mix concrete companies will benefit from an extremely favorable outlook in China, where large-scale construction projects will require significant amounts of ready-mix concrete. In the Beijing concrete market, for example, we estimate that no competitor has greater than a 10% market share according to the Beijing Concrete Association.

According to a recent article in the Economic Observer Newspaper China, the Chinese government has reviewed its investment priorities under the 4-trillion-yuan (USD $586 billion) stimulus package introduced in 2008, with more emphasis given to social welfare projects, rural development, and technology advancement.

China's top economic planner, the National Development and Reform Commission (NDRC), unveiled a breakdown (see chart below) of the revised stimulus package spending during a news conference on March 6, 2009.

Public infrastructure development constitutes the biggest portion – USD $222.7 billion, or nearly 38% of the total Stimulus Package. The projects to be undertaken by the Chinese government include railway, road, irrigation, and airport construction, for which we can provide concrete.

Other than the Chinese Central Government’s USD $586 billion stimulus funds, provincial governments are anticipated to invest another USD $1.5 trillion over the next five years. More than half of the total investment is for infrastructure development.

As part of the Eleventh Fifth Year Plan, the PRC Government had earmarked $730 billion prior to the stimulus plan for the expansion of the rapid railway system.  Some of the details include:

•	The national rail network is set to grow by 41,000 km (50%) by 2020.
•	RMB 5 trillion (USD $730 billion) government spending plan.
•	Expected to consume 120 million tons of cement.

As a result of the Chinese Government Stimulus Package, the demand for cement and concrete in China is expected to significantly increase in the next several years.

Products and Services

We specialize in “ready-mix concrete”, a concrete mixture made at our production facilities. Ready-mix concrete is mixed on demand and is shipped to worksites by concrete mixer trucks. Currently 20% of the total concrete produced in China is ready-mixed concrete, and 80% is mixed on the construction sites.  In developed countries, 80% of the total concrete produced is ready mix concrete. This sector in the concrete market is growing at a fast rate, largely due to the Chinese government’s implementation of Decree #341 in 2004, which bans on-site concrete production in over 200 cities across China, with the goal of reducing environmental damages from on-site cement mixing and improving the quality of cement used in construction. The use of ready-mix concrete minimizes worksite noise, dirt and congestion. Additionally, most additives used in ready-mix concrete are environmentally safe. We use at least 34% recyclable components in our green concrete products.

Green Concrete is the concrete that utilizes industrial waste, or other recycled materials as part of its raw materials, such as the ash reclaimed from the power-plant, the grounded waste steel slag powder, and the waste ore from steel mills.  Green Concrete has better performance and properties than regular concrete in terms of endurance and strength, among other things.

Since the Green Concrete uses large amounts of industrial waste, the Company’s products are cost effective and environmentally friendly.

Features of “Green Concrete” include:

•	Reduced cement consumption
•	Reduced costs of concrete
•	Reduced costs of construction
•	Reduced energy consumption
•	Improved attributes (i.e. strength, endurance, and bonding)

We have a product portfolio that serves the diverse needs of our expanding customer base and its unique construction and infrastructure projects. While we mainly specialize in ready-mix concrete formulations from controlled low-strength material to high-strength concrete, specifically formulated to cater into the respective requirement of each project, we provide both industry standard and highly innovative products, including: Green Concrete, Self-densifying Concrete, Lightweight Aggregate Pumpable Concrete, Heavy Concrete, Macro-void Pervious Concrete, C60 Mass Concrete, Color Concrete, etc.

Manufacturing Process

Introduction

Concrete is a mixture of paste and aggregates (sand & rock). The paste is usually composed of cement and water, coating the surface of the fine sand and coarse aggregates such as rocks and binding them together into a rock-like mass known as concrete.

Aggregates comprise approximately 61 percent of the total volume of concrete. The type and size of the aggregate mixture depends on the thickness and purpose of the final concrete product. A continuous gradation of particle sizes is desirable for efficient use of the paste. In addition, aggregates should be clean and free from any matter that might affect the quality of the concrete.

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

A properly proportioned concrete mixture will possess the desired workability for the fresh concrete and the required durability and strength for the hardened concrete. Typically, a mixture is by volume approximately 16 percent cement, 61 percent aggregates and 18 percent water. Entrained air bubbles in many concrete mixtures may also take up another 3 percent.

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

Admixtures are generally products used in relatively small quantities to improve the properties of fresh and hardened concrete. They are used to modify the rate of setting and strength development of concrete, especially during hot and cold weather. The most common is an air-entraining agent that develops millions of tiny air bubbles in concrete, which imparts durability to concrete in freezing and thawing exposure. Water reducing admixtures enable concrete to be placed at the required consistency while minimizing the water used in the mixture, thereby increasing strength and improving durability. A variety of fibers are incorporated in concrete to control cracking or improve abrasion and impact resistance. Most common admixtures we use include pumping agent, superplasticizer, and expansive admixtures.

Hydration

After the aggregates, water, and the cement are combined, the mixture remains in a fluid condition for about four to six hours during which we use the agitator trucks to transport, place and finish the concrete in its final location. We have around 94 truck drivers to operate and deliver the concrete to customers mainly in the Beijing area, Tangshan, Hebei Province, and Xi’an area. We intend to hire more drivers to accommodate our growing business.

Quality Control Laboratories

The proportioning of a concrete mix design should result in an economical and practical combination of materials to produce concrete with the properties desired for its intended use, such as workability, strength, durability and appearance. We have laboratories on the site of each plant, performing quality control tests throughout our manufacturing process to ensure that our products are accustomed to the needs of the customers. During various stages of the ready-mix concrete manufacturing, the labs inspect the raw materials, such as the sand, rocks and water, and determine the proportion of the ingredients of the concrete in accordance with the specifications received from the customers, before the mixing of aggregates and paste. Right after the mixing process, the labs will also perform tests on the fluid concrete with respect to its minimum cement content, air content, slump, maximum size of aggregate, strength, etc. The Company, over the years, has developed some expertise in selecting the proportions based on previously developed guidelines and experience. We have established methods for selecting the proportions for concrete for each batch and producing environmental friendly concrete with best performance:

•
We utilize fly ash, waste ore, slag or other cementitious materials, which enhance concrete properties, to supplement our cement. We aim to have the least amount of water that can result in a mixture that can be easily placed, consolidated and finished.

•	Our labs also make sure the concrete aggregates are required to meet appropriate specifications and in general should be clean, strong and durable.

•	We apply some air-entraining and water reducing admixtures into the ready-mix concrete to adjust the rate of setting and strength development of our concrete.

The Company tests the absolute volume of the concrete to determine the safety factor, through which the Company reduces the costs of cement while still meeting the criteria of the product specifications. In addition, the Company applies advanced statistical and orthogonal (two perpendicular right angles) design techniques in test and data processing, which is a system design property that facilitates the feasibility and compactness of complex designs. These processes allow the Company to produce a more cost efficient “Green Concrete” while maintaining the product’s quality.

Sales and Marketing

Our marketing efforts are geared towards advancing the Company as the supplier of choice for helping to build China’s most modern and challenging projects. We are constantly seeking ways to raise our profile and leverage additional publicity. To this end, we plan to expand the Company’s presence at leading construction industry events and in periodicals to build on its successful reputation. The primary goal when expanding into new markets is to reinforce the sales effort by promoting positive testimonials and success stories from the Company’s strong base of high profile clients.

The marketing strategy of the Company relies primarily on direct sales and we usually develop our market through the following three means: (i) by our sales department, which consists of 5-6 employees in each station, conducts the market promotion and development and also collects the feedback from the customers on the Company’s products; (ii) by the salesmen, currently around 10 people, with whom we contract to expand our client base; and (iii) by references from our current customers and our raw material suppliers. Due to positive prior experience with the government projects and extensive work with the PRC government on such projects in the past, we believe that we will continue to receive access to such projects in the future.

Raw Materials and Suppliers

We rely on third-party suppliers of the raw materials to manufacture our products. The main components of our products include cement, fly ash, slag, admixture, sand and gravel. Our primary suppliers of each are:

Raw Material	Suppliers

Cement	Tianjin Zhenxing Cement Factory, Hebei Wushan Cement Factory, Hebei Luan Xian Maopai Cement Factory

Fly ash	Beijing Xingda Fly Ash Co., Baolu Tongda Co., Zhongxin Shenyuan Fly Ash Co.

Slag	Beijing Shenshou Slag Co., Tangshan Slag Co., Beijing Liuhuan Construction Trade Center Co.

Sand	Zhuozhou Hongyuan Sand & Gravel Factory, Zhuozhou Shuishang Leyuan Sand & Gravel Factory

Gravel	Changqing Sand & Gravel Factory, Zhuozhou Shuishang Leyuan Sand & Gravel Factory

We believe we are not dependent on any of these suppliers and will be able to replace them, if necessary, without material difficulties. In particular, we do not expect to experience a shortage of cement, the main material for manufacturing our product, since it is usually readily available and we have long-term contracts with three large cement manufacturers to ensure the constant supply.

Our major supplier of truck transit mixers and concrete transport pumps is Sanyi Zhonggong Ltd. (“Sanyi Zhonggong”), which is the largest concrete production equipment manufacturer in the world. We have purchased over US$5.2 million of equipment from Sanyi Zhonggong. Pursuant to a Strategic Agreement with Sanyi Zhonggong dated December 3, 2009,  we agreed to use Sanyi Zhonggong Ltd. as our preferred equipment supplier, and Sanyi Zhonggong in turn will provide discounts on the purchase prices of the equipment, 24/7 customer service, as well as training services to our employees. For potential construction projects undertaken by Sanyi Zhonggong in China, we will be recommended as their preferred ready-mix concrete provider.  In addition, Xiamen XGMA Machinery Co., Ltd., the major supplier of our forklifts, intends to form a similar strategic cooperation relationship with us.

Principal Customers

Our clients are mostly property developers and industrial companies, as well as PRC state-owned companies. Some of them are publicly listed, such as Beijing Capital Steel Group, Tangshan Jiahua Chemical Corporation and Guangzhou Fuli Real Estate Group, a public company listed on the Hong Kong Stock Exchange.  Fuli Group’s annual sales are over 1.5 billion US dollars.  The PRC state-owned companies, which are our customers, include China Railway Construction Group (“CRCG”), China Construction Group (“China Construction”), Beijing Construction Corporation and Beijing Chemical and Coking.

We had one major customer, China Railway Construction Group, which represented 14% of the Company’s total sales for the fiscal year ended May 31, 2010. We had sales to two major customers, China Railway Construction Group and Guangzhou Tianli Construction Group, which represented 25% and 12% of the Company’s total sales for the fiscal year ended May 31, 2009.

Two customers, China Railway Construction Group, and Guangzhou Tianli Construction Group, accounted for 26% and 10% of the Company’s accounts receivable balance at May 31, 2010.  China Railway Construction Corp. comprised 33% of the Company’s accounts receivable balance at May 31, 2009.

The following table summarizes some of the high-end residential and commercial real estate development projects, which are currently under construction or we completed as noted including those completed in fiscal years 2010 and 2009.

Project Names	Start/Duration (Year)	Concrete Supplied

Beijing Zhongxin Semiconductor Company (Completed)	2002	Supplied total 140,000 cubic meters
400,000 square meters construction space

Beijing Rainbow City Project (Completed)	2003	Supplied 100,000 cubic meters
560,000 square meters construction space

Beijing 5th Generation semiconductor Company (Completed)	2004	Supplied 70,000 cubic meters
120,000 square meter construction space

Beijing World Trade CBD project (Completed)	2005	Supplied 90,000 cubic meters
180,000 square meter construction space

Beijing Wanjing International Mansion (Completed)	2005-2006	Supplied 180,000 cubic meters
240,000 square meters construction space

Tangshan Jiahua Project (project still in progress)	2007- 2010	434,000 cubic meters in total from September 2007 to November 2009

Douge Zhuang (project still in progress)	2007-2010	314,000 cubic meters in total from June 2007 to November 2009

Futai Xiangbo Yuan (project still in progress)	2007-2010	244,000 cubic meters in total from June 2007 to November 2009

Beijing Fuli Real Estate Company 1.1 million square meters of construction space (project still in progress)	2009	755,000 cubic meters in total from June 2006 to February 2009

Competition

Competitive Environment

Our principal market, Beijing, is considered highly competitive. It has enjoyed stronger economic growth and a higher demand for construction than other regions of China. There are approximately 130 concrete mixture stations in the Beijing area. According to our estimates, no single supplier has greater than a 10% market share, which results in this industry being highly segmented. We currently have an estimated market share of 3% in the ready-mix concrete market in Beijing.

In the Beijing market, we compete with national, regional and local construction companies.  Some of our competitors have greater financial and other resources than us. Our main competitors include Beijing Heng Kun Concrete Center, Beijing Jian Gong Group Concrete Center, and Beijing Gaoqing Concrete Company. In 2009, the Beijing government issued a series of policies to encourage concrete manufacturers to upgrade their transportation vehicles to those models that are environmentally friendly. Vehicles that cannot meet the environmentally friendly criteria will be restricted in going into the 5th ring of Beijing.  Therefore, concrete manufacturers that cannot afford replacing their truck transit mixers with the environmentally friendly models will be banned from delivering the concrete mix and eventually be eliminated from the concrete industry.

We compete primarily on the basis of quality, technological innovation, customer service, and pricing of our products. We win projects which are awarded through a competitive bidding process based on our competitive pricing. Projects are usually awarded to the lowest bidder, if other conditions are the same, although other factors such as shorter delivery schedules are also taken into consideration.

Our Competitive Advantages

Comparing us with other companies in the concrete industry in Beijing and in the Tianjin area, we believe that the Company has the following competitive advantages:

(1)        Environmentally friendly products.

We produce all types of concrete products including specialty concrete for varied industry uses. Capitalizing on our research and development, we extensively use recycled materials such as fly ash (from coal fired power plants) and mining waste in our production with the share of these materials of approximately 34% of other raw materials used by us. In doing so, we not only help reduce environmental wastes but we also increase our product quality. Because we successfully apply this technology to our products, we have obtained tax exemptions and other incentives from government organizations. In accordance with a policy by China’s State Development and Reform Commission (the “SDRC”), if the percentage of the industrial wastes components in a company’s concrete mixture exceeds 30%, such company may enjoy the exemptions from income tax and franchise tax in China.

(2)        Strict and effective quality management system.

We have developed an effective quality management system that covers all aspects of our operations, including planning, budgeting, purchasing and production. In every step, not only do we have fully trained, experienced and skilled employees that are working in concert to ensure our product’s quality and timely delivery, we also implemented the computer-controlled Concrete Enter Price Management System (CEM 2008 System) to coordinate and oversee the manufacturing, bookkeeping and shipping process.  From signing contracts to finishing a project, we have a quality follow up supervising team to make sure that our concrete matches our clients’ engineering designs exactly. All pump vehicles and truck transit mixers are installed with GPS tracking systems, which ensure the quality control and safe delivery of the concrete mix.

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

More than 80% of concrete costs come from raw materials, such as cement, sands, fly ash, and gravel. The costs of materials have a direct impact on our production costs. We compare several suppliers’ quotes before we make final purchases. This ensures that we have the lowest prices for all of our raw materials.

In addition, the percentage of each of the raw materials needed to produce concrete is also a big factor that affects our production costs. Our research laboratory led by top professional engineers conducts extensive experiments to ensure that we have excellent mixing formulas while achieving the required quality. We believe the scientific formula of each type of concrete reduces our costs to levels 3% to 5% lower than our competitors.

We believe our tremendous track record in the industry, effective management, solid clientele base, lower production costs and higher than the industry average profit margin puts us at the top in the industry.

(4) Maintenance of key relationships

We have successfully built long-term cooperative relationships with China’s top construction companies through our services. Our reputation and good record will help us gain new business from existing customers and new customers.

For instance, on December 3, 2009, the Company entered into a Strategic Agreement with Sanyi Zhonggong Ltd. (“Sanyi Zhonggong”), our major equipment supplier, whereby the Company agreed to choose Sanyi Zhonggong Ltd. as its preferred equipment supplier, and Sanyi Zhonggong in return will provide discounts on the purchase prices of the equipment as well as training services to the Company’s employees. For potential construction projects undertaken by Sanyi Zhonggong in China, we will be recommended by Sanyi Zhonggong as their preferred ready-mix concrete provider.

Growth Strategy

(1) Focus on The Infrastructure Industries and Develop New Relationships. Our sales people will focus on developing relationships with the government, general contractors, architects, engineers, and other potential sources of new business in our target markets. We will actively monitor and analyze China’s infrastructure construction plan to ensure that we direct our resources at the center of the developing area and have the opportunities to bid on the potential business at the earliest time.

(2) Capacity Expansion via Building New Plants. We will add three to five batching plants during the fiscal year 2011 in order to meet the requirements of existing contracts and anticipated demand. We plan to add more stationary and mobile stations in 2011 as part of our long-term expansion plans due to very attractive margins and high return on investment.

(3) Cooperation with other concrete companies. We will consider cooperating with other concrete companies in certain area or for certain projects. The cooperation will include but not be limited to lease, co-construct a new plant and profit sharing, or an M&A transaction. We believe that by cooperating with local concrete companies, we will save capital and time compared with building a new plant by ourselves. And it will also help us to develop our relationship with local customers and suppliers.

Research and Development

Companies engaged in production of construction materials are under extreme pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the demands of project specific needs while striving to lead the industry in value, materials and processes. We have sophisticated in-house R&D and testing facilities, a highly technical onsite team, the access to highly specialized market research, the cooperation with a leading research institution, an experienced management and advisory board, and close relationships with leading concrete materials experts. A total of 20 employees are currently working for our R&D department. Our research and development expenses amounted to approximately $55,723 and $43,200 for the years ended May 31, 2010 and 2009, respectively.

Our research laboratory led by a team of 20 engineers and technicians conducts extensive experiments to ensure that we have excellent mixing formulas while achieving the required quality. This includes production of innovative concrete admixtures to supply the company. Admixtures are chemical raw materials used for production of concrete. Admixture is also one of the key materials that affect the quality of concrete. Through technology innovation, our admixture products help the company produce environmentally friendly and energy-saving concrete.

We intend to conduct research in developing new raw materials. Adoption of new techniques and materials will help us reduce our cost of production and will help improve our product quality.

We have dedicated ourselves to testing and research of ready-mix concrete.  We have been developing and researching the raw material mixture ratios, which are crucial to the quality of our products, by our advanced testing facilities and the 17 years of testing experience of our technical and engineering staff.

On December 31, 2009, the Company entered into a three-year agreement with the Institute of Building Materials, a subsidiary of the China Academy of Building Research ("CABR") (the “Agreement”). Under the Agreement, the Institute of Building Materials will provide its technical research, development and support exclusively to us for an annual payment of RMB 350,000 (or US$51,000). The Institute of Building Materials will also provide training courses to our employees. We are allowed to list the Institute of Building Materials as our technological partner in its marketing materials, and the Institute of Building Materials has agreed to use its relationships and brand influence in the construction industry to assist us in its business development.

Intellectual Property

We do not have any patents or other registered intellectual property. Currently, we are in the process of applying to register two of our trademarks. To protect our unregistered intellectual property, we enter into confidentiality agreements with our officers and employees in our R&D Department. A confidentiality agreement will cover three years after such officer or employee leaves the Company, and any breach of the agreement will subject such person to liquidated damages of RMB 10,000 and any other losses incurred by the breach.

Environmental Matters

We are required to comply with environmental protection laws and regulations promulgated by the Ministry of Construction and the State Environmental Protection Administration in China. Some specific environmental regulations apply to sealed transportation of dust materials and final products, non-open storage of sand and gravel, as well as reduction of noise and dust pollution on production site and encouraged use of waste materials. In 2009, the Beijing government issued a series of policies to encourage concrete manufacturers to upgrade their transportation vehicles to those models that are environmentally friendly. Vehicles that cannot meet the environment friendly criteria will be restricted in going into the 5th ring of Beijing.

 In addition, the governmental regulatory authorities conduct periodic inspections on us. We have met all the requirements in the past inspections. The Company has set up and documented its environment management system according to GB/T24001-2004 Guidance. The Company has also invested: 1) $29,411 for powder silo dust equipment, which reduces the release of dust when delivering the concrete mix; 2) $14,705 for sand and gravel separators, which recycle and reuse the discharged concrete; 3) $14,705 for 3 sedimentation tanks to recycle the water in the manufacturing process; and 4) $294,117 for a warehouse to store sand and gravel to reduce the air pollution.  Because of our dedication to be environmentally friendly, we are one of the companies in the industry that have been awarded the honor of “Green Concrete Producer” by the PRC government.

Seasonality

Our manufacturing operations are primarily located in northeastern China, which is cold during the winter months. During such time, we are able to manufacture our advanced ready-mix concrete material; however, many construction projects operate on an abbreviated work schedule, if at all.

Regulations

Our products and services are subject to regulation by governmental agencies in the PRC, Beijing City and Hebei Province. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. All of the Company’s products have passed the ISO9001-2000 Certification Quality System and Integrated Certification System including Quality Management System Certification, Environmental Management System Certification and Occupational Health and Safety Management System Certification issued by the Beijing Zhong Jian Xie Certification Centre.

We have been in compliance with all registrations and requirements for the issuance and maintenance of all licenses and certificates required by the applicable governing authorities, including the Ministry of Construction and the Beijing Administration of Industry & Commerce. The Ministry of Construction awards Level II and Level III qualifications to concrete producers in the PRC construction industry, based on criteria such as production capacity, technical qualification, registered capital and capital equipment, as well as performance on past projects. Level II companies are licensed to produce concrete of all strength levels as well as special concrete, and Level III producers are licensed to produce concrete with strength level C60 and below. We are a Level III concrete producer.

Our Employees

As of August 27, 2010, we had 308 employees. The following table sets forth the number of our full-time employees by department as of August 27, 2010:

Department	Number of Employees

Accounting	20
Supply, Purchase & Inventory	44
Technical & Engineering Staff	35
Production Staff	165
Administrative Staff	44

Total	308

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

Insurance

We maintain worker's employee insurance for our employees. We provide social welfare insurance for our employees. We also provide life insurance for our officers. Other than the above mentioned, we do not maintain any other business, liability or key employee insurance.

Company Information

Our principal executive offices are located at Room 1906, Shidai Caifu Tiandi Building, 1 Hangfeng Road, Fengtai District, Beijing, China 100070, and our telephone number is 011-86-10-5809-0110.

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

Our expansion plans are premised upon our raising sufficient capital to timely build or acquire two to three new production plants in the next two to three years to accommodate the increased concrete production needs.  Although we believe that, given our current level of revenue and net income, our management team, and our track record of performance, we may be able to raise sufficient capital to carry out our strategic plan, there can be no assurance that we will do so. Our inability to raise sufficient capital or inability to raise capital on acceptable terms to fund these new production plants would negatively impact our projected revenues and our projected growth.

Long-term collection of accounts receivable and potential bad debts may impose a threat to our operations and expansion.

Common among most of the businesses in the concrete industry, we have a large amount of accounts receivable, which accounts for over 50% of the total assets. A substantial majority of our outstanding trade receivables are not secured by any collaterals or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our trade and non-trade receivables, there is no assurance that such procedures will effectively limit our risks of bad debts and avoid losses, which could have a material adverse effect on our financial condition, operating results and business expansion.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Rong Yang, our Chairman and Chief Executive Officer.  They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations.  If we lose a key employee, or if we are not able to attract and retain skilled employees as needed, our business could suffer.  Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team.  We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

We expect approximately 60% of our sales revenues will be derived from our ten largest customers in 2011 and any reduction in revenues from any of these customers would reduce our revenues and net income.

In fiscal year 2010, we derived 72.8% of our revenue from our ten largest customers.  In fiscal year 2009, we derived 48% from our ten largest customers.

Leased properties and production lines may be terminated due to unexpected reasons.

We presently have a ten-year lease, signed in 2006, for our Beijing production base and have built our offices and manufacturing facilities on this site. We lease land for our Xi’an production facility. While we believe this lease is secure for us, under our laws, the lease could be terminated for unexpected reasons.
Our intellectual property rights in our proprietary admixture products may be hard to protect, and litigation to protect our intellectual property rights may be costly.

One of our strategies focuses on the development, use and sale of specialty admixture concrete products.  We currently use such products in our own operations. These proprietary admixture products are protected by trade secrets only, and are not patented. Accordingly, we cannot ensure that a competitor may not be able to duplicate and commercialize our proprietary products. Litigation may be necessary to enforce our intellectual property rights and given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee litigation would result in an outcome favorable to us. Further, any such litigation could be costly and divert management away from our core business. Our financial results could be negatively affected if we cannot protect or timely develop our admixture products.

Our continuing rapid expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results.

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

We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably in our highly competitive industry.

Our competitive position in a given market depends largely on the location and operating costs of our plants and prevailing prices in that market.  Generally, our products are price-sensitive. Our prices are subject to changes in response to relatively minor fluctuations in supply and demand, general economic conditions and market conditions, all of which are beyond our control. Because of the fixed-cost nature of our business, our overall profitability is sensitive to minor variations in sales volumes and small shifts in the balance between supply and demand. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction. However, timeliness of delivery and consistency of quality and service, as well as price, are the principal competitive factors among suppliers for large or complex jobs. Concrete manufacturers like us generally obtain customer contracts through local sales and marketing efforts directed at general contractors, developers and homebuilders. As a result, we depend on local relationships.  We generally do not have any long-term sales contracts with our customers.

Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates. Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with a competitive advantage. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for projects that are particularly price-sensitive. Competitors having greater financial resources or less financial leverage than us may have a competitive advantage because of their greater financial flexibility to invest in new mixer trucks, build plants in new areas or pay for acquisitions.

Our contracts may require us to perform extra or change order work, which can result in disputes and adversely affect our working capital, profits and cash flows.

Our contracts may require us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process can result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the costs of such work for a lengthy period of time until the change order is approved and funded by the customer.

We may incur material costs and losses as a result of claims if our products do not meet regulatory requirements or contractual specifications.

Our operations involve providing products that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. We expect that in the future there may be claims of this kind asserted against us. If a significant product-related claim or claims are resolved against us in the future, that resolution may have a material adverse effect on our financial condition, results of operations and cash flows.

Our net sales attributable to public infrastructure projects could be negatively impacted by a decrease or delay in governmental spending.

Our business depends in part on the level of governmental spending on infrastructure projects in our markets. Reduced levels of governmental funding for public works projects or delays in that funding could adversely affect our business, financial condition, results of operations and cash flows. The timing of bid activity may be negatively affected by the economy, municipal budgets and availability of financing.

Severe weather can reduce construction activity and lead to a decrease in demand for the Company’s products in areas affected by adverse weather conditions.

The Company’s operations and the demand for a number of the Company’s products are affected by weather conditions in the markets where the Company operates. Sustained adverse weather conditions such as rain, extreme cold or snow could disrupt or curtail outdoor construction activity which in turn could reduce demand and the quality of our products and have a material adverse effect on our operations, financial performance or prospects.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Mr. Rui Shen is the owner of approximately 45.7% of our common stock. He has given the voting power of approximately 87.3% of his shares to Mr. Rong Yang, CEO and Chairman of the Company, and approximately 12.7% to Mr. Xiao, a former director. As a result, Mr. Yang and Mr. Xiao may have significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

We presently only carry insurance for the protection of our workers. We do not carry business interruption insurance, third-party liability insurance, or insurance for any other aspect of our business. If we should suffer from natural or other unexpected disaster, business or government litigation, or any uncovered risks of operation, our financial condition may be significantly impaired.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of the company’s internal controls if the company's public float is over $75 million. These requirements do not currently apply to us with respect to the filing of an auditor’s report. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors, if and when the respective regulations become applicable to us.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

The PRC economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, the Company believes that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While the Company believes that this trend will continue, there can be no assurance that this will be the case.  A change in policies by the PRC government could adversely affect the Company’s interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC political, economic and social life.

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

In the event that the proper procedures are not followed under the SAFE Circular 75, the Company could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. The Company’s overseas and cross border investment activities could be restricted, and its ownership structure affected. The Company’s PRC resident stockholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.  All of this could adversely affect our business and our prospects.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could hurt our business.

Although we are currently not subject to these regulations, we anticipate to become subject to the Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Because the Company’s principal assets are located outside of the United States and the Company’s officers and some of the directors reside outside of the United States, it may be difficult for investors to enforce their rights in the U.S. based on U.S. federal securities laws against the Company and the Company’s officers and directors or to enforce U.S. court judgments against the Company or them in the PRC.

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

PRC regulations also involve complex procedures for acquisitions conducted by foreign investors that could make it more difficult for us to grow through acquisitions.

Pursuant to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, effective as of September 8, 2006 and revised as of June 22, 2009, additional procedures and requirements were established that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce of the PRC (“MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies and special anti-monopoly submissions for parties meeting certain reporting thresholds. We may grow our business in part by acquiring other companies engaged in the production of ready-mixed concrete for developers and the construction industry in the PRC. Complying with the requirements of the new regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

In addition, our Chief Executive Officer, President and Chairman Mr. Yang, under certain call option agreements between Mr. Yang and Mr. Shen, has an option to purchase 5,113,384 shares of common stock held by Mr. Shen over the course of approximately two years in installments upon achievement of certain performance milestones by the Company. While it is the case that our PRC counsel believes that this arrangement is lawful under PRC laws and regulations, there are, however, substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and legality of such call options. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel.

Our PRC stockholders are required to register with SAFE; their failure to do so could cause us to lose our ability to remit profits out of the PRC as dividends.

SAFE has promulgated several regulations, including Circular No. 75 (“Circular 75”), which became effective in November 2005, requiring PRC residents, including both PRC legal person residents and PRC natural person residents, to register with the competent local SAFE branch before establishing or controlling any company outside of the PRC for the purpose of equity financing with assets or equities of PRC companies, referred to in the Circular 75 as an “offshore special purpose company.” PRC residents that have established or controlled an offshore special purpose company, which has finished a round-trip investment before the implementation of Circular 75, are required to register their ownership interests or control in such “special purpose vehicles” with the local offices of SAFE. Under Circular 75, the term “PRC legal person residents” as used in Circular 75 refers to those entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC natural person residents” as used in Circular 75 includes all PRC citizens and all other natural persons, including foreigners, who habitually reside in the PRC for economic benefit. The term “special purpose vehicle” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, and the term “round-trip investment” refers to the direct investment in PRC by PRC residents through “special purpose vehicles,” including without limitation, establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets. The term “control” includes the possession of the operating rights and decision making rights in the “special purpose vehicles” through trust, voting trust, holding shares on behalf of others, or other methods.

In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his/her/its SAFE registration with the local SAFE branch upon (i) injection of equity interests or assets of an onshore enterprise to the offshore entity, or (ii) subsequent overseas equity financing by such offshore entity. PRC residents are also required to complete amended registrations or filing with the local SAFE branch within 30 days of any material change in the shareholding or capital of the offshore entity not involving a round-trip investment, such as changes in share capital, share transfers and long-term equity or debt investments or, already organized or gained control of offshore entities that have made onshore investments in the PRC before Circular 75 was promulgated must register with their shareholdings in the offshore entities with the local SAFE branch on or before March 31, 2006.

Under Circular 75, PRC residents are further required to repatriate into the PRC all of their dividends, profits or capital gains obtained from their shareholdings in the offshore entity within 180 days of their receipt of such dividends, profits or capital gains. The registration and filing procedures under the Circular 75 are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction.

To further clarify the implementation of Circular 75, SAFE issued Circular No. 106 (“Circular 106”) on May 9, 2007, which is guidance that SAFE issued to its local branches with respect to the operational process for SAFE registration that standardized more specific and stringent supervision on the registration relating to the Circular 75. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders and/or beneficial owners fail to comply, the PRC subsidiaries are required to report such failure to the local SAFE authorities and, if the PRC subsidiaries do report the failure, the PRC subsidiaries may be exempted from any potential liability to them related to the stockholders’ failure to comply. The failure of these shareholders and/or beneficial owners to timely amend their SAFE registrations pursuant to the Circular 75 and Circular 106 or the failure of future shareholders and/or beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the Circular 75 and Circular 106 may subject such shareholders, beneficial owners and/or our PRC subsidiaries to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries ability to distribute dividends to our company or otherwise adversely affect our business.

These regulations apply to our stockholders who are PRC residents. In the event that our PRC-resident stockholders do not follow the procedures required by SAFE, we could (i) be exposed to fines and legal sanctions, (ii) lose the ability to contribute additional capital into our PRC subsidiaries or distribute dividends to our company, (iii) face liability for evasion of foreign-exchange regulations, and/or (iv) lose the ability to consolidate the financial statements of our PRC subsidiaries under applicable accounting principals.

Mr. Yang, our Chief Executive Officer, President and Chairman, may be required to register with the competent SAFE branch prior to exercise of his call option. However, it is not clear whether Mr. Yang’s call option will be deemed as a way of control of the Company. There are substantial uncertainties regarding the interpretation and application of the Circular 75 on the call option.

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

There is currently limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

There is currently limited trading market on the OTCBB for our common stock, and there is no assurance that one will develop or be sustained.  We have applied to have our common stock listed on the NASDAQ Global Market, but we cannot ensure that our common stock will be accepted for listing on such exchange.

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

If we do not meet the performance targets specified in our financing documents, we could be required to issue shares of common stock to certain of our investors, which would result in dilution to your ownership interest in the Company.

On October 16, 2009, we consummated a private placement of a total of approximately 2,564,108 shares of our common stock (“2009 Private Placement”) to a number of investors (“2009 Investors”) pursuant to a subscription agreement dated October 16, 2009, which was amended on March 5, 2010. Under the subscription agreement, as amended (“2009 Subscription Agreement”), we will be required to issue shares of common stock to the 2009 Investors if certain performance thresholds are not met.  If our after tax net income (“Targeted Net Income”) for the fiscal year ended May 31, 2011 is less than $18,000,000 (which shall be increased to $19,800,000 in the event that we do not consummate a public offering on or before the date on which we file our annual report on Form 10-K for the fiscal year ended May 31, 2011), we will be required to issue to the 2009 Investors additional shares of common stock representing a fraction of shares issued in the 2009 Private Placement calculated using the percentage of variation of our actual after tax net income to the Targeted Net Income for such period (the “Adjustment Percentage”) (for example, if our after tax net income for fiscal 2011 were $16,200,000, which is a variation of 10% of the respective Targeted Net Income, we would be required to issue an aggregate of 256,410 shares of common stock to the 2009 Investors). On March 11, 2010, we consummated a private placement of a total of approximately 1,282,091 shares of our common stock (“2010 Private Placement”) to a number of investors. Under the 2009 Subscription Agreement, we will be required to issue additional shares of common stock to the 2009 Investors who invested in the 2010 Private Placement, if the Targeted Net Income thresholds are not met.  The number of such additional shares shall equal the Adjustment Percentage times the number of shares of Common Stock acquired by the 2009 Investor in the 2010 Private Placement, minus the Adjustment Percentage times the number of shares acquired by such investor in the 2009 Private Placement that have been sold by such investor as of the date on which the Company releases its respective net income data in a Form 10-K filed with the SEC. Any issuance of equity securities to satisfy our obligations pursuant to the 2009 Subscription Agreement as described above will result in dilution to our existing shareholders and could adversely affect the market price of our common stock.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

As of August 27, 2010, there were issued and outstanding (i) 12,930,620 shares of our common stock, (ii) warrants to purchase 1,504,160 shares of our common stock, (iii) options to purchase 740,000 shares of our common stock of which options to purchase 300,000 shares will become exercisable in December 2010 and the balance will become exercisable in February and March 2011. 4,141,449 shares of our common stock are currently eligible for resale under Rule 144. In addition to these shares, we currently have obligation to register 1,282,091 shares of our common stock. Future sales of substantial amounts of our common stock in the trading market could adversely affect market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Currently, we do not own any land, as the PRC does not permit private land ownership. The Company is leasing land for its Beijing Yizhuang factory from Beijing Guang Da Yuan Logistic Company.  In our Beijing stationary factory, we currently lease two parcels of land for this factory. One lot is approximately 22,538 square meters. The term of the lease is 10 years and will expire in 2018. The rent is approximately $49,000 per annum. We also built on site our own buildings and offices of approximately 600 square meters. The other lot is approximately 14,673 square meters. The term of the lease is 1 year and can be renewed. The rent is $32,353 per annum. We use this lot to store our raw materials. These two lots are located next to each other.

At our Beijing Shidu station, we are using approximately 5,000 square meters of land provided by our customer, Jiangxi Jinggang Roads & Bridges (Group) Co., Ltd., which is constructing Zhangzhou Highway. We are in the process of setting up the batching plants on such land to supply the concrete mix to the highway construction projects, and do not pay rent for such land.  We anticipate operating at this site for two more years.

In our recently combined Tangshan Caofeidian mobile station, we are using approximately 8,000 square meters of land provided by our customer, China Construction Second Engineering Bureau, Ltd., which is constructing a highway in the Tangshan area. Because we set up the batching plants on such land to supply the concrete mix to the on-going projects, we do not pay rent for such land.  We anticipate operating at this site for one more year.

For the Xi’an factory, we leased the land lot of 106,667 square meters from the local government for a term of 15 years. The lease will expire in 2024. The annual rent for the land lot is RMB 441,741 (or approximately US$65,000).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

There is a limited market for our common stock. Our common stock is listed on the OTC Bulletin Board under the symbol “CHNC.” The following table sets forth the high and low inter-dealer prices, without mark-up, mark-down or commission, involving our Common Stock during each calendar quarter, and may not represent actual transactions. There were no reported quotations for our common stock during the fiscal year 2009, and the first quarter of the fiscal year 2010.

Fiscal Year 2010	High	Low
Fourth quarter	$5.39	$2.50
Third quarter	$7.50	$4.50
Second quarter	$4.50	$4.00

At August 27, 2010, there were 12,930,620 shares of our Common Stock outstanding. Our shares of Common Stock are held by approximately 308 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

We are applying to list our Common Stock on the NASDAQ Global Market and NYSE AMEX, but we can not give you any assurance when or if our Common Stock will be approved for listing.

Dividends

We have not paid dividends on our common stock. Furthermore, because we are a holding company, we rely entirely on dividend payments from Beijing Concrete, who may, from time to time, be subject to certain additional restrictions on its ability to make distributions to us. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which must be set aside to fund certain reserve funds. Our inability to receive all of the revenues from Beijing Concrete’s operations may in turn provide an additional obstacle to our ability to pay dividends on our common stock in the future. Additionally, because the PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC, shortages in the availability of foreign currency may occur, which could restrict our ability to remit sufficient foreign currency to pay dividends.

We currently intend to retain any future earnings to finance the development and growth of our business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future, but will review this policy as circumstances dictate. If in the future we are able to pay dividends and determine it is in our best interest to do so, such dividends will be paid at the discretion of the Board of Directors after taking into account various factors, including our financial condition, operating results, capital requirements, restrictions contained in any future financing instruments and other factors the Board deems relevant.

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

Unless the context otherwise requires, The "Company", "we," "us," and "our," refer to (i) China Infrastructure Construction Corporation; (ii) Beijing Chengzhi Qianmao Concrete Co., Ltd. (“Beijing Concrete”), (iii) Beijing Fortune Capital Management, Ltd. (“BFCM”), (iv) Shaanxi Hongruida Concrete Ltd. (“Hongruida”) and (v) Northern Construction Holdings, Ltd. (“NCH”).

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

Beijing Concrete currently has four production facilities. One facility is located in the Nanhaizi area, on the west side of the Yizhuang economic development zone in Beijing, one is in Shidu, a suburban area of Beijing, one is in Xi’an West New High-tech Zone, and another one is located at the Tangshan harbor, about two hundred kilometers from Beijing. The plant located in Xi’an was put into operation at the end of March 2010.

Results of Operations

Fiscal Year Ended May 31, 2010 Compared to Fiscal Year Ended May 31, 2009

Net Revenue

Net revenue for the fiscal year ended May 31, 2010 was $73,998,463 as compared to $66,778,296 for the same period last year, an increase of 10.81%. The increase in net revenue is mainly attributable to our geographic expansion. We had set up new factories in Xi’an and Shidu. The sales volume of concrete products increased approximately 28.61% for the fiscal year ended May 31, 2010 as compared to the same period last year. The increase in net revenue is also attributable to technical services we provided to a Tianjin concrete producer from late March 2010. These services generated approximately $1.26 million in net revenue. Since March 2010, we have also leased stone and sand equipment from a supplier. Starting from April 2010, all sand and stone produced by this equipment were exclusively supplied to us. This contributed approximately $0.90 million to our net revenue. We also have less sales commission accrued to offset sales revenue for the year ended May 31, 2010 than 2009.

Cost of Goods Sold

Cost of goods sold for the fiscal year ended May 31, 2010 was $55,960,792 as compared to $53,776,934 for the same period last year, an increase of 4.06%. The increase in cost of goods is attributable to the increase of sales due to the geographic development of our business.

Gross Profit

Gross profit for the fiscal year ended May 31, 2010 was $18,037,671, an increase of approximately 38.74%, as compared to $13,001,362 for the fiscal year ended May 31, 2009. The increase in gross profit is attributable to the increase of sales due to geographic development of our business, our business expansion into technical service, and vertical integration with one sand and stone vendor.

Gross Profit Margin

Gross profit margin for the fiscal year ended May 31, 2010 was 24.38%, compared to 19.47% for the same period last year. The increase of the gross profit margin is mainly because technical service provided a higher margin, the integration with one sand and stone company lowered the cost of goods sold, and less sales commission were accrued as an offset to sales revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended May 31, 2010 were $31,323,026 as compared to $1,931,333 for the same period last year, an increase of $29,391,693, or approximately 1,521.83%. The increase of the selling, general and administrative expenses was primarily due to increased professional expenses as a public company. A one-time non-cash compensation expense of $27,422,242 and a non-cash stock option expense of $199,003 were included in the selling, general, and administrative expenses for the year ended May 31, 2010.

Operating Income (Loss)

Our operating loss for the fiscal year ended May 31, 2010 was $13,285,355, a decrease of $24,355,384, or approximately 220.01%, as compared to $11,070,029 in operating income for the fiscal year ended May 31, 2009. The decrease was mainly due to the $27,422,242 one-time non-cash compensation expense and $199,003 non-cash stock option expense included in the selling, general, and administrative expenses for the year ended May 31, 2010.

Income Taxes

During the fiscal year ended May 31, 2010, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

However, Beijing Concrete, our PRC subsidiary, is considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualifies it for an exemption from income tax until December 31, 2010.

Net Income (loss) Attributable To China Infrastructure Construction Corporation

Net loss was $13,434,410 for the fiscal year ended May 31, 2010, compared to net income of $10,461,209 in the last fiscal year, a decrease of $23,895,619, or approximately 228.42%. The decrease was primarily due to the $27,422,242 one-time non-cash compensation expense and a $199,003 non-cash stock option expense included in the selling, general, and administrative expenses for the year ended May 31, 2010.

Liquidity and Capital Resources

As of May 31, 2010, we had cash and cash equivalents of $1,102,879. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended May 31
	2010	2009
Net cash provided by (used in) operating activities	$(10,208,535)	$2,277,902
Net cash used in investing activities	(4,015,685)	(2,375,085)
Net cash provided by financing activities	14,408,077	123,861
Effect of exchange rate change on cash and cash equivalents	(2,819)	58,185
Net increase in cash and cash equivalents	181,038	84,863
Cash and cash equivalents, beginning balance	921,841	836,978
Cash and cash equivalents, ending balance	$1,102,879	$921,841

Operating Activities

Net cash used in operating activities was $10,208,535 for the fiscal year ended May 31, 2010, a decrease of $12,486,437, or 548.16%, as compared to net cash of $2,277,902 provided by operating activities for the fiscal year ended May 31, 2009. The decrease of net cash used in operating activities was due to the increase of trade accounts receivable. The trade accounts receivable increased because of the growing sales. We typically had long-term annual and multi-year contracts with our major customers. We entered into varying payment terms with our customers ranging from payment before delivery, payment on delivery or up to 1 year after the project completion. As of May 31, 2010, trade accounts receivable with aging over twelve months old amounted to $339,034, or only 0.63% of total trade accounts receivable. We collected approximately $5,200,000 accounts receivable from June 1, 2010 to Aug. 30, 2010.

Investing Activities

Net cash used in investing activities was $4,015,685 for the fiscal year ended May 31, 2010, an increase of $1,640,600, or 69.08%, compared to $2,375,085 for the fiscal year ended May 31, 2009. Acquisitions of plant, properties and equipment were the main contributors to the increase of net cash used in investing activities.

Financing Activities

Net cash provided by financing activities was $14,408,077 for the fiscal year ended May 31, 2010, an increase of $14,284,216, or 11,532.46%, compared to $123,861 for the fiscal year ended May 31, 2009. The increase was primarily due to the sale of stock by the Company to investors resulting in net proceeds of $13,234,406 and receipt of a bank loan of $1,319,760.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table presents selected financial data for the Company on a consolidated basis for the fiscal years ended May 31, 2010 and 2009, respectively.

We derived the selected financial data set forth below from the Company's consolidated audited statements of operations for the fiscal years ended May 31, 2010 and 2009 and the consolidated audited balance sheets as at May 31, 2010 and 2009, each of which is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	For Year Ended May 31,
	2010	2009
Gross revenues	$73,998,463	$66,778,296

Net operating income (loss)	(13,285,355)	11,070,029

Net income (loss)	(13,434,410)	10,461,209

Total assets	71,714,081	34,840,724

Total liabilities	$21,585,039	$12,745,803

The Company's consolidated audited financial statements for the fiscal years ended May 31, 2010 and 2009, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of May 31, 2010, our internal control over financial reporting was ineffective based on those criteria.

During our assessment of the effectiveness of internal control over financial reporting as of May 31, 2010, management identified the following significant deficiencies:

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

Remediation Initiative

During the fiscal year ended May 31, 2010, the Company took the following actions to remediate the material weakness: (i) hired English speaking U.S. GAAP knowledgeable Chief Financial Officer, (ii) established an audit committee, (iii) continued to implement its written control and accountability policies for administrative personnel, and (iv) hired additional English speaking personnel in the administrative division. Additionally, during the fiscal year ended May 31, 2010, the Company’s staff in the accounting department gained more expertise in internal audit functions. We plan to continue to take measures to remediate the material weakness as soon as practicable including providing U.S. GAAP training to our staff in the accounting department.

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

Changes in Internal Controls over Financial Reporting

As described above, during the fiscal year ended May 31, 2010, we implemented certain remediation measures that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following are the officers and directors of the Company as of the date of this report. Some of our officers and directors are residents of the PRC. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce judgments obtained in the United States courts against them in the PRC.

Name	Age	Position
Rong Yang	49	Chairman of Board of Directors, President and CEO

Yiru Shi	37	Chief Financial Officer

Shuqian Wang	43	Director

Francis Nyon Seng Leong	66	Director

Zhenhai Niu	48	Director

Pat Lee Spector	66	Director

Rong Yang (CEO, President and Chairman)

Mr. Yang, age 49, has been our Chairman and Chief Executive since October 2008. He has been the Chairman and Chief Executive of Beijing Concrete since its inception in 2002. He is also the founder of Beijing Concrete.  Mr. Yang has over 20 years experience in the concrete industry. In the mid 1980’s, he started his career by joining China Railway Construction (“CRC”), one of the largest construction groups in China and Asia.  Before Mr. Yang founded Beijing Concrete, he was the project manager for one of CRC’s subsidiary companies. Mr. Yang graduated from Guizhou College of Finance and Economics with a Bachelor degree in administrative management. We believe that Mr. Yang’s knowledge of all aspects of the Company’s business and his in-depth understanding of its operations, combined with his years of experience in the concrete industry position him well as our Chairman and Chief Executive Officer.

Yiru Shi (CFO)

Ms. Yiru Shi, age 37, has been our Chief Financial Officer since December 2009. Prior to that, Ms. Shi served as the Chief Financial Officer of Shengtai Pharmaceutical, Inc., a U.S. public company from 2008. From 2005 to 2008, Ms. Shi was the audit manager for Kabani & Co., Inc., a PCAOB registered auditor headquartered in California. From 2002 to 2004, Ms. Shi was a controller at Aroa Marketing. Prior to that, Ms. Shi worked as Channel Program Manager at Sun Microsystems and as a financial analyst at Hewlett Packard China. Ms. Shi is a Certified Public Accountant since 2007. She graduated with an MBA degree from the University of California, Irvine in 2003. She received her Bachelor degrees in Computer Science and International Trade and Business from the Beijing Polytechnic University in 1997.

Shuqian Wang (Director)

Ms. Wang, age 43, has been our Director since September 2009. She is a partner at East Associates, a law firm in China, since October 2002. Prior to that, she was with another PRC law firm, C&T Partners, from September 1989 to 1996 as an associate, and from 1996 to 2002 as a partner. Ms. Wang graduated from University of Kent at Canterbury with an LL.M. degree in International Trade Law in 1997, and she received her Bachelor degree in law from the School of Law of Nanjing University in 1988. We believe that Ms. Wang’s qualifications and her over 20 year experience in advising Chinese companies on complicated legal issues arising in connection with capital formation and M&A provide a unique perspective for our Board.

Francis Nyon Seng Leong (Director)

Mr. Leong, age 66, has been our Director since February 2010. He has been the principal of Sungai River Inc., an international financial consulting company since October 2003. From March to June of 2004, he was Chief Financial Officer and Secretary of Blue Diamond Mining Corporation, an NEX board listed company in the oil and gas industry. Prior to that, Mr. Leong was the Treasurer for the City of Calgary, Canada from October 1999 through August 2003. Currently, Mr. Leong is serving on the boards and the committees of the following public companies: Boyuan Construction Group, a construction company listed on Toronto Stock Exchange. , Andatee China Marine Fuel Services Corporation, a NASDAQ traded company in the marine fuel industry and China Industrial Waste Management, Inc., an industrial waste management company listed on the OTC Bulletin Board. Mr. Leong received his Master’s degree in Public Administration from the Marriott School of Management of Brigham Young University in 1975. In 1968, he graduated from National Chengchi University in Taiwan with a Bachelor degree in commerce. We believe that Mr. Leong’s qualifications to serve as our director include his extensive experience in corporate finance and corporate governance acquired by him while serving on the boards and committees of several public companies.

Zhenhai Niu (Director)

Mr. Niu, age 48, has been our Director since February 2010. He is currently the general manager of Beijing Ritan Hotel from February 2008. Prior to that, he was the manager of China Hainan Huandao Taide Hotel from 1995 to 2008. Mr. Niu received his Bachelor’s degree in Management from Beijing University and Capital University of Economics and Business in 1987 and 1985, respectively. We believe that Mr. Niu’s qualifications to serve as our director include his extensive management experience as well as his executive leadership.

Pat Lee Spector (Director)

Mr. Spector, age 66, has been our Director since February 2010. He has been an Executive Advisor of AECOM Technology, Inc., a technical and management service provider that is currently listed on New York Stock Exchange (“NYSE”) since September 2007. From January 1999 through May 2007, he served as a Vice President of Jacobs Engineering Group Inc., a NYSE listed company that is engaged in the business of technical services and support. Mr. Spector received his Master degree in Architecture in 1970 and his Bachelor degree in Physics in 1966 from Washington University.

Audit Committee

The Board of Directors created the audit committee in March 2010. The Audit Committee is to oversee the Company's accounting and financial reporting processes, as well as its financial statement audits. The committee recommends to the Board of Directors the selection of the Company’s outside auditors and reviews their procedures for ensuring their independence with respect to the services performed for the Company.

The Audit Committee is comprised of three directors: Mr. Francis Leong, Ms. Shuqian Wang and Mr. Pat Spector. Mr. Leong is the Chairman of the Audit Committee. In the opinion of the Board of Directors, Ms. Wang, Messrs. Leong and Spector are independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee and they are independent as defined by the rules of the NASDAQ Stock Market. The Board of Directors has adopted a written charter for the Audit Committee.

Audit Committee Financial Expert

The Board of Directors has determined that we have an Audit Committee financial expert, as defined under Item 407(d)(5)(i) of Regulation S-K, serving on our Audit Committee. Mr. Leong is our Audit Committee financial expert, and he is independent as defined by the rules of the NASDAQ Stock Market.

Compensation Committee

In March 2010, the Board of Directors established a Compensation Committee, which is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. Mr. Francis Leong, Mr. Zhenhai Niu and Mr. Pat Spector, each of whom is an independent director, currently serve on the Compensation Committee. Mr. Spector is the Chairman of the Compensation Committee.

Nominating Committee

In March 2010, the Board of Directors established a Nominating Committee, which assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating Committee. Ms. Shuqian Wang, Mr. Zhenhai Niu and Mr. Pat Spector, each of whom is an independent director, currently serve on the Nominating Committee. Ms. Wang is the Chairman of the Nominating Committee.

Section 16(a) Beneficial Reporting Compliance

Not applicable.

Code of Ethics

We have adopted a Code of Conduct that applies to all of our employees and officers, and the members of our Board of Directors. A copy of the Code of Ethics was included as Exhibit 14.1 to our current report on Form 8-K filed on March 12, 2010. A printed copy of the Code of Conduct may also be obtained free of charge by writing to us at our headquarters located at Shidai Caifu Tiandi Building Suite 1906-09 1 Hangfeng Road Fengtai District, Beijing, China 100070; attention: Company Secretary.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects the compensation paid to our principal executive officer and executive officers who have earned more than $100,000 in any of the previous two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
Rong Yang,	2010	128,992	559,457	688,449
Chairman, President and	2009	122,900	—	122,900
Chief Executive Officer(2)

Yiru Shi,	2010	50,000	419,593	459,593
Chief Financial Officer(3)	2009	—	—	—

(1)
The amounts in these columns represent the compensation cost of stock options granted in 2010, except that these amounts do not include any estimate of forfeitures. The aggregate grant date fair value of option awards granted were determined in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 (formerly SFAS123(R) and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and our 2010 Stock Incentive Plan is described in this report.

(2)	Rong Yang was also the Chief Financial Officer of the Company until December 17, 2009 when he resigned from this position and Yiru Shi was appointed as the Chief Financial Officer of the Company.

(3)	Yiru Shi was appointed as the Chief Financial Officer of the Company on December 17, 2009.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Rong Yang

On February 12, 2010, the Company and Mr. Rong Yang entered into an amended and restated employment agreement (the “CEO Employment Agreement”) for his service as the Company’s Chief Executive Officer for a term of five years. The CEO Employment Agreement is automatically renewable for an additional year unless either party notifies the other at least 30 days prior to the end of the term of an intention to terminate. Under the CEO Employment Agreement, Mr. Yang will be compensated with an annual salary of RMB 1,500,000, payable monthly in equal installments in arrears. He will also receive options to purchase 400,000 shares of the Common Stock, exercisable at $3.90 per share.

In the event that Mr. Yang’s service as the Company’s CEO is terminated, whether involuntarily or voluntarily, under certain circumstances, or following the occurrence of a Change of Control, as defined under the Employment Agreement (the “Separation from Service”), Mr. Yang shall receive: (i) a lump sum payment of fifteen times of Mr. Yang’s annual salary; (ii) Common Stock equal to 3% of then outstanding Common Stock; and (iii) continuing health insurance benefits for two years after the occurrence of Change of Control. Additionally, all unvested options, restricted stock, performance shares and stock appreciation rights previously granted to Mr. Yang under the Company’s incentive plan will immediately be fully vested upon his Separation from Service.

In the event that the above payments and benefits to Mr. Yang upon his Separation from Service following a Change of Control (the “Separation Parachute Payments”) would (i) constitute a parachute payment within the meaning of Section 280G of the Internal Revenue Code of 1986 (the “Code”) or any similar or successor provision to 280G; and (ii) be subject to the excise tax imposed by Section 4999 of the Code or any similar or successor provision to Section 4999 (the “Excise Tax”), then such Severance Parachute Payments shall be reduced to the largest amount which would result in no portion of the Severance Parachute Payments being subject to the Excise Tax, at the discretion of Mr. Yang.

Yiru Shi

On December 17, 2009, the Company entered into an employment agreement with Ms. Yiru Shi as its Chief Financial Officer (the “CFO Employment Agreement”). Such Employment Agreement provides that Ms. Shi will serve as acting CFO of the Company for a three-month probation period (the “Probation Period”), at the end of which the Board will review Ms. Shi’s performance and approve her appointment as the Company’s Chief Financial Officer. The term of the Employment Agreement is two years, including the Probation Period, with a renewal option upon a 15-day written notice in advance (the “Term”). Ms. Shi will be compensated as follows:

1)	An annual salary of $150,000, or $12,500 monthly payable in U.S. dollars; and

2)
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

Compensation Discussion and Analysis

Overview

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

In March 2010, our board of directors established a compensation committee comprised of independent directors. The compensation committee will perform periodically a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives.  Those companies may or may not be public companies or companies located in the PRC or even, in all cases, companies in a similar business.

2010 Stock Incentive Plan

In February 2010, we adopted the 2010 Stock Incentive Plan (the “2010 Plan”). All officers and key employees, directors of, and consultants to the Company and its subsidiaries and affiliates, who are responsible for or contribute to the management, growth and/or profitability of the business of the Company and/or its subsidiaries and affiliates are eligible for participation in the 2010 Plan.  One Million One Hundred Fifty Thousand (1,150,000) shares of the Company’s common stock have been authorized and reserved for the 2010 Plan, subject to an increase of up to 10% of the Company’s issued and outstanding Common Stock, and any shares that may become available for issuance under awards under the 2010 Plan as a result of expiration or forfeiture. The Company may issue stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards under the 2010 Plan. The 2010 plan is administered by our Compensation Committee.

Outstanding Equity Awards

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended May 31, 2010:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Unearned Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Rong Yang	400,000	(1)	—		400,000	(1)	$3.90		(1)

Yiru Shi	300,000	(2)	300,000	(2)	—		$3.90		(2)

(1)	These options vest in two equal installments on February 13, 2011 and February 13, 2012, respectively. Each installment expires 5 years after its date of vesting.

(2)	These options vest in two equal installments on December 17, 2010 and December 17, 2011, respectively. Each installment expires 3 years after its date of vesting.

Additional Narrative Disclosure

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified defined benefit plans, supplemental executive retirement plans, tax qualified defined contribution plans and non-qualified defined contribution plans.

Director Compensation

The following table reflects the compensation of the current directors (other than the named executive officers) for the Company’s fiscal year ended May 31, 2010:

Name of Director	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Francis Leong (2)	5,637	21,339	26,976
Zhenhai Niu (2)	4,827	21,339	26,166
Pat Spector (2)	6,175	21,339	27,514
Shuqian Wang (2)	5,637	11,589	17,226

(1)
The amounts in these columns represent the compensation cost of stock options granted in 2010, except that these amounts do not include any estimate of forfeitures. The grant date fair value of option awards granted were determined in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 (formerly SFAS123(R)  and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model.

(2)	As of May 31, 2010, Messrs. Leong, Niu, Spector and Ms. Wang each held options to purchase 10,000 shares of our common stock at an exercise price of $3.90 per share.

On February 12, 2010, Messrs. Francis Nyon Seng Leong, Zhenhai Niu, and Pat Lee Spector were appointed as directors of the Company. Each of Messrs Leong, Niu and Spector entered into an Independent Director Agreement with the Company. On March 22, 2010, Ms. Shuqian Wang entered into an Independent Director Agreement with the Company. A summary of the compensation for the directorship of each of Messrs. Leong, Niu and Spector and Ms. Wang is set forth as follows:

1.	An annual salary of $15,000, or $1,250 payable at the end of each month;

2.
For the service as a chairman of a committee, such director shall receive an additional fee of $5,000 per annum, payable in equal installments at the end of each month. For the service as a member of a committee, such director shall receive an additional fee of $2,000 per annum, payable in equal installments at the end of each month.

3.
Options to purchase 10,000 shares of the Common Stock subject to the 2010 Plan, exercisable at $3.90 per share, to vest one year after the grant date. Such options will expire 36 months from the date of the grant.  If the directorship is terminated, the vested option will expire 365 calendar days after the termination.

4.	Reimbursement of traveling expenses for such director’s attendance of meetings of the Board or any committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of August 27, 2010 by:

•	each stockholder, or group of affiliated stockholders, who owns more than 5% of our outstanding capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 12,930,620 shares of Common Stock outstanding as of August 27, 2010.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of August 27, 2010 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of August 27, 2010 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Name & Address of Beneficial Owner	Office	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
	Officers and Directors

Rong Yang Shidai Caifu Tiandi Building Suite 1906-09 1 Hangfeng Road Fengtai District Beijing, China 100070(3) (7)	Chairman, CEO and President	Common Stock	6,753,991	50.7%

Shuqian Wang 19th Floor, Landmark Tower 2 8 North Dongsanhuan Road Beijing, China 100004(8)	Director	Common Stock	10,000	Less than 1/10 of 1%

Francis Nyon Seng Leong 262 Millview Bay SW Calgary, Alberta T2Y 3X9(6)	Director	Common Stock	10,100	Less than 1/10 of 1%

Pat Lee Spector 145 McSkimming Road Aspen, Colorado 81611(6)	Director	Common Stock	10,000	Less than 1/10 of 1%

Zhenhai Niu Tuanjiehu Road Building 28, Room 1-201, Chaoyang District, Beijing 100026(6)	Director	Common Stock	10,000	Less than 1/10 of 1%

Yiru Shu Shidai Caifu Tiandi Building Suite 1906-09 1 Hangfeng Road Fengtai District Beijing, China 100070 (4)	Chief Financial Officer	Common Stock	300,000	2.3%

All officers and directors as a group (6 persons named above)		Common Stock	7,094,091	51.9%

	5% Securities Holders

Rui Shen 3814 Ballentree Way Duluth, GA 30097(3)		Common Stock	5,673,362	43.9%

Whitebox Combined Partners 3033 Excelsior Blvd., Suite 300 Minneapolis, MN 55416 (10)		Common Stock	751,282	5.8%

Bingchuan Xiao Room 8, Unit 4, Building 46, No.22 Fuxing Road, Haidian District, Beijing 100842 (5)	Common Stock	756,071	(5)	5.8%

Guiping Liao Shidai Caifu Tiandi Building Suite 1906-09 1 Hangfeng Road Fengtai District Beijing, China 100070 (9)	Common Stock	6,753,991		50.7%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2)	As of the date of this report, we had 12,930,620 shares of our common stock outstanding.
(3)
Under those certain call option agreements between Mr. Yang and Mr. Shen, Mr. Yang has an option to purchase 5,113,384 shares of common stock from Mr. Shen over the course of approximately two years in installments upon achievement of certain performance milestones by the Company. Under the Call Option Agreement, Mr. Yang can assign the right to purchase the shares to third parties.

(4)
Includes options to purchase 300,000 shares of the Common Stock of the Company, exercisable at $3.90 per share, to vest in two equal installments respectively on December 17, 2010 and December 17, 2011. If Ms. Shi’s employment is terminated prior to the vesting date, any unvested options will be terminated. If her employment is terminated after the vesting date, any vested but unexercised options shall terminate on the 91st day following the date of the termination of her employment.

(5)
Under that certain call option agreement between Mr. Xiao and Mr. Shen, Mr. Xiao has an option to purchase 559,978 held by Mr. Shen over the course of approximately two years in installments upon achievement of certain performance milestones by the Company. Under the Call Option Agreement, Mr. Xiao can assign the right to purchase the shares to third parties.

(6)	Includes options to purchase 10,000 shares of the Common Stock of the Company, exercisable at $3.90 per share, to vest on February 12, 2011.
(7)
Includes options to purchase 400,000 shares of the Common Stock of the Company, exercisable at $3.90 per share, to vest on February 12, 2011. Includes 1,240,607 shares of the Common Stock of the Company held by Guiping Liao, the spouse of Mr. Yang.

(8)	Includes options to purchase 10,000 shares of the Common Stock of the Company, exercisable at $3.90 per share, to vest on March 22, 2011.
(9)
Includes options held by Mr. Yang, the spouse of Ms. Liao, to purchase 400,000 shares of the Common Stock of the Company, exercisable at $3.90 per share, to vest on February 12, 2011. Includes options held by Mr. Yang to purchase 5,113,384 shares of common stock from Mr. Shen.

(10)	Includes 64,103 shares issuable upon exercise of warrants.

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities may be issued as of the date of this report.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plan not approved by security holders	440,000	$3.90	710,000
Total	440,000		710,000

Our Board of directors adopted the China Infrastructure Construction Corporation 2010 Stock Incentive Plan (the “2010 Plan”) on February 12, 2010. All our officers and key employees, and directors of, and consultants including those of our subsidiaries and affiliates, who are responsible for or contribute to the management, growth and/or profitability of our business, are eligible for participation in the 2010 Plan.  One Million One Hundred Fifty Thousand (1,150,000) shares of our common stock have been authorized and reserved for the 2010 Plan, subject to an increase of up to 10% of our issued and outstanding common stock, and any shares that may become available for issuance under awards under the 2010 Plan as a result of expiration or forfeiture. We may issue stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards under the 2010 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

The following includes a summary of transactions for the last fiscal years ended May 31, 2010 and 2009, in which we were a participant, and in which any related person had a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

The total outstanding amount of related party payables was $47,125 and $564,419 as of May 31, 2010 and 2009, respectively.  These payables are loans from related parties for business purposes. They bear no interest, are unsecured and have no fixed payment terms. Currently, the related party payable consists of the following:

	May 31, 2010	May 31, 2009
Rong Yang (Chairman)	$47,125	$372,489
Shunjun Liao(Chairman’s brother-in-law)	-	98,723
RongHua Chang Shen Transportation (20% owned by a common shareholder)	-	93,207
Total	$47,125	$564,419

Total outstanding amount of related party receivables was $1,286,945 and $674,289 as of May 31, 2010 and 2009, respectively. These receivables require no interest and have no fixed re-payment terms. Currently, the receivables from related parties consist of the following:

	May 31, 2010		May 31, 2009
Lao Zhan (common shareholder)	$-		$465,332

Yang Ming (Chairman Yang Rong’s brother)	147,817		187,490

Guiping Liao (CEO’s wife)	1,127,291	(1)	-

XiYang (CEO’s son)	12,467		-

Heng Jian (20% owned by a common shareholder )	-		20,736

Beijing Yihua Daxin Investment (holding company)	-		731
	$1,286,945		$674,289

(1)	The purpose of this loan was compliance with the PRC currency regulations. The loan was extended by our Hong Kong subsidiary.

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

Director Independence

Mr. Francis Leong, Ms. Shuqian Wang, Mr. Zhenhai Niu and Mr. Pat Spector are independent directors pursuant to the definition of “independent director” under the Rules of NASDAQ, Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by Child, Van Wagoner & Bradshaw, PLLC, current auditors for the Company, for the years ended May 31, 2010 and 2009:

	2010	2009
Audit Fees	$102,612	$80,000
Audit Related Fees	18,500	12,000
Tax Fees	9,500	-
All Other Fees	1,836	-

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15. EXHIBITS

Number	Description

2.1	Share Exchange Agreement by and between the Company and Northern Construction Holdings, Ltd. (1)

3.1	Articles of Incorporation of the Company (2)

3.2	Articles of Amendment (4)

3.3	By-laws of the Company (2)

4.1	Specimen of Common Stock Certificate (4)

10.1	Form of Call Option Agreement dated as of October 8, 2008 by and between Rui Shen and Rong Yang (3)

10.2	Form of Employment Agreement dated as of December 19, 2008 by and between Rong Yang and Beijing Concrete (4)

10.3	Form of Subscription Agreement dated October 16, 2009, among the Company and the Investors named therein (5)

10.4	Form of Investor Relations Escrow Agreement dated October 16, 2009, among the Company, Anslow& Jaclin, LLP and Trillion Growth China General Partner (5)

10.5	Form of Lockup Agreement dated October 16, 2009, by and between the Company and certain directors and officers (5)

10.6	Form of Lockup Agreement dated October 16, 2009, by and between the Company and certain non-affiliates shareholders (5)

10.7	Form of Call Option Agreement dated October 14, 2009, by and between Rui Shen and Rong Yang (5)

10.8	Form of Call Option Agreement dated October 14, 2009, by and between Rui Shen and Bingchuan Xiao (5)

10.9	Form of Voting Trust Agreement dated October 14, 2009, by and between Rui Shen and Rong Yang (5)

10.10	Form of Voting Trust Agreement dated October 14, 2009, by and between Rui Shen and Bingchuan Xiao (5)

10.11	Form of Employment Agreement dated December 17, 2009, by and between the Company and Ms. Yiru Shi (6)

10.12	Form of Option Agreement dated December 17, 2009, by and between the Company and Ms. Yiru Shi (6)

10.13	The China Infrastructure Construction Corporation 2010 Stock Incentive Plan, dated February 12, 2010 (7)

10.14	Form of Independent Director Agreement (7)

10.15	Amended and Restated Employment Agreement with Rong Yang, dated February 12, 2010 (7)

10.16	Non-Qualified Stock Option Agreement with Rong yang, dated February 12, 2010 (7)

10.17	Form of Subscription Agreement dated March 5, 2010, by and among the Company and the parties named therein (8)

10.18	Form of Amendment dated March 5, 2010 to Subscription Agreement dated October 16, 2009 by and among the Company and the parties named therein (8)

10.19	Form of Warrant issued to the Company’s placement agent and certain finder (8)

10.20	Form of Warrant issued to the 2009 Investors (8)

16.1	Letter of Ronald R. Chadwick, P.C. to the SEC dated October 9, 2008 (1);

21.1	List of Subsidiaries

31.1	Certifications of Rong Yang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Yiru Shi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

Footnotes:

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 10, 2008.

(2)	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146758) filed with the SEC on October 17, 2007.

(3)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on April 29, 2009.

(4)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 15, 2009.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 20, 2009.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 22, 2009.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 19, 2009.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 12, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

Date: August 30, 2010	By:	/s/ Rong Yang
Rong Yang
Chief Executive Officer, Director (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ Rong Yang	August 30, 2010
Rong Yang
Chief Executive Officer and Director
(Principal Executive officer)

/s/ Yiru Shi	August 30, 2010
Yiru Shi
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Shuqian Wang	August 30, 2010
Shuqian Wang, Director

/s/ Francis Nyon Seng Leong	August 30, 2010
Francis Nyon Seng Leong, Director

/s/ Pat Lee Spector	August 30, 2010
Pat Lee Spector, Director

/s/ Zhenhai Niu	August 30, 2010
Zhenhai Niu, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

China Infrastructure Construction Corporation
Beijing, China

We have audited the accompanying consolidated balance sheets of China Infrastructure Construction Corporation (the Company) as of May 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders’ equity for the years ended May 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Infrastructure Construction Corporation as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended May 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
August 30, 2010

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010 and 2009

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2010 AND 2009

	May 31,
	2010	2009

Assets
Current assets
Cash and cash equivalents	$1,102,879	$921,841
Restricted cash	146,089	-
Trade accounts receivable, net	53,411,689	26,438,106
Other receivables	950,671	-
Inventories	575,452	885,834
Total current assets	56,186,780	28,245,781

Property, plant and equipment, net	7,995,701	5,649,835

Prepayments	1,289,007	-
Other receivables - long term	4,955,648	270,819
Related party receivables	1,286,945	674,289
Total other assets	7,531,600	945,108

Total assets	$71,714,081	$34,840,724

Liabilities and equity
Current liabilities
Trade accounts payable	$13,376,119	$10,173,765
Related party payable	47,125	564,419
Other payables	2,217,307	1,730,290
Current portion of capital lease obligations	1,949,183	-
Accrued expenses	491,885	277,329
Bank loan payable	1,317,600	-
Total current liabilities	19,399,219	12,745,803

Long-term liabilities
Long-term portion of capital lease obligations	2,185,820	-
Total long-term liabilities	2,185,820	-

Total liabilities	21,585,039	12,745,803

Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock: no par value; 100,000,000 shares authorized; 12,815,620 and 1,529,550 shares issued and outstanding as of May 31, 2010 and May 31, 2009	42,252,295	1,396,644
Retained earnings	4,321,221	17,755,631
Accumulated other comprehensive income	1,509,314	1,731,951
Total China Infrastructure Construction Corporation stockholders' equity	48,082,830	20,884,226

Noncontrolling interests	2,046,212	1,210,695

Total liabilities and equity	$71,714,081	$34,840,724

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEARS ENDED MAY 31, 2010 AND 2009

	YEARS ENDED MAY 31,
	2010	2009

Sales Revenue, Net	$73,998,463	$66,778,296

Cost of goods sold	55,960,792	53,776,934

Gross profit	18,037,671	13,001,362

General and administrative expenses	31,323,026	1,931,333

Net operating income (loss)	(13,285,355)	11,070,029

Other income (expense):
Interest income	4,424	-
Interest expense	(163,646)	(2,097)
Other income	857,170	-

Total other income (expense)	697,948	(2,097)

Net income (loss) before income taxes	(12,587,407)	11,067,932

Income taxes	-	-

Net income (loss)	(12,587,407)	11,067,932

Less: Net income attributable to noncontrolling interests	847,003	606,723

Net income (loss) attributable to China Infrastructure Construction Corporation	$(13,434,410)	$10,461,209

Earnings (loss) per share - basic and dilutive	$(1.66)	$7.40

Basic and dilutive weighted average shares outstanding	8,106,833	1,413,047

Comprehensive income

Net income (loss)	(12,587,407)	11,067,932

Foreign currency translation adjustment	(234,123)	448,057

Comprehensive income (loss)	$(12,821,530)	$11,515,989

Comprehensive income attributable to non-controlling interests	$835,517	$629,126

Comprehensive income (loss) attributable to China Infrastructure Construction Corporation	$(13,657,047)	$10,886,863

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 31, 2010 AND 2009

	May 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(12,587,407)	$11,067,932
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Gain from property, plant and equipment disposal	(496,816)	-
Bad debt expenses	85,170	18,900
Depreciation	1,174,021	695,464
Shares issued for compensation	27,422,242	-
Stock option expenses	199,003	-
Changes in operating liabilities and assets:
Trade accounts receivable	(27,095,999)	(16,117,557)
Prepayments	(1,291,119)	247,541
Inventories	311,124	448,959
Other receivables	(1,835,744)	219,695
Trade accounts payable	3,204,875	4,539,958
Other payables	511,779	1,152,541
Accrued expenses	190,336	4,469
Net cash provided by (used in) operating activities	(10,208,535)	2,277,902

Cash flows from investing activities:
Property, plant, and equipment additions	(2,692,568)	(46,544)
Deposits - construction in progress	-	(1,826,851)
Payments to related party receivable	(1,898,489)	(501,690)
Proceeds from related party receivable	575,372	-
Net cash used in investing activities	(4,015,685)	(2,375,085)

Cash flows from financing activities:
Shares issued for cash	13,234,406	-
Restricted cash	(146,089)	-
Bank loan payable	1,319,760	-
Proceeds from related party payable	-	123,861
Cash acquired in recapitalization	-	-
Net cash provided by financing activities	14,408,077	123,861

Effect of rate changes on cash	(2,819)	58,185

Increase (decrease) in cash and cash equivalents	181,038	84,863
Cash and cash equivalents, beginning of period	921,841	836,978
Cash and cash equivalents, end of period	$1,102,879	$921,841
	-
Supplemental disclosures of cash flow information:
Interest paid in cash	$119,619	$-
Income taxes paid in cash	$-	$-
Non-cash investing activities:
Acquisition of property, plant and equipment through other payable	$4,141,781	$-
Disposal of property, plant and equipment through other receivable	$3,808,920	$-
Related party receivable offset by payable to related party payable	$674,289	$-

 See accompanying notes to unaudited consolidated financial statements

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED MAY 31, 2010 AND 2009

				Accumulated Other
	Common Stock		Retained Earnings	Comprehensive	Noncontrolling	Total
	Shares	Amount	(Accumulated Deficit)	Income	Interests	Equity

Balance: May 31, 2008	1,200,000	$1,368,021	$7,294,422	$1,306,297	$581,569	$10,550,309

Shares effectively issued to former shareholder as part of the recapitalization on 10/8/2008	329,550	28,623	-	-	-	28,623

Foreign currency translation adjustment	-	-	-	425,654	22,403	448,057

Net income (loss)	-	-	10,461,209	-	606,723	11,067,932

Balance: May 31, 2009	1,529,550	1,396,644	17,755,631	1,731,951	1,210,695	22,094,921

Adjustment for 1:10 reverse split	(4)	-	-	-	-	-

Shares issued for cash in October 2009	2,564,108	10,000,021	-	-	-	10,000,021

Shares issued for fund raising service in October 2009	408,531	1,573,366	-	-	-	1,573,366

Warrants issued for fund raising service in October 2009	-	262,836	-	-	-	262,836

Cost of issuance	-	(3,230,597)	-	-	-	(3,230,597)

Shares issued for cash in March 2010	1,282,091	5,000,153	-	-	-	5,000,153

Warrants issued to placement agent	-	183,200	-	-	-	183,200

Warrants issued to investors	-	1,776,503	-	-	-	1,776,503

Cost of issuance	-	(2,331,076)	-	-	-	(2,331,076)

Shares issued for compensation	7,031,344	27,422,242	-	-	-	27,422,242

Stock option expenses	-	199,003	-	-	-	199,003

Foreign currency translation adjustment	-	-	-	(222,637)	(11,486)	(234,123)

Net income (loss)	-	-	(13,434,410)	-	847,003	(12,587,407)

Balance: May 31, 2010	12,815,620	$42,252,295	$4,321,221	$1,509,314	$2,046,212	$50,129,042

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

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

On October 8, 2008, China Infrastructure entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholder pursuant to which China Infrastructure issued 1,200,000 (12,000,000 pre-reverse split) shares of  China Infrastructure common stock (the “Share Exchange”) in exchange for all issued and outstanding common stock of NCH.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 1, 2010, Beijing Concrete formed a subsidiary, Shaanxi Hongruida Concrete Ltd. (“Hongruida”) and contributed RMB 10 million (approximately $1.47 million) to its capital. Beijing Concrete is the sole shareholder of Hongruida. Hongruida was organized to implement the 10-year strategic cooperative agreement with one of the Company’s major clients, China Railway Construction Group Co., Ltd (“CRCG”). Under the Agreement, the Company and CRCG will jointly manage the concrete mixing stations to be operated by Hongruida. CRCG will provide the cement for manufacturing the concrete mix in such concrete mixing stations, and will be able to purchase the concrete mix at discounted prices. Also, in accordance with the Agreement, each party will lease certain equipment to the concrete mixing stations.  The Company and CRCG will share 75% and 25% of the annual profits of such concrete mixing stations in Xi’an. Hongruida commenced its operations at the end of March 2010.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of China Infrastructure, and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s foreign subsidiaries have fiscal year ends of May 31 and the results are consolidated up to that date. Non controlling interests consist of other stockholders’ ownership interests in majority-owned subsidiaries of the Company.

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

Restricted Cash

In accordance with the Escrow Agreement and the Subscription Agreement (note 12) signed by China Infrastructure Construction Corporation, Trillion Growth China General Partner and Anslow & Jaclin, LLP (the “Escrow Agent”) in October 2009, the Company was required to keep with the Escrow Agent $120,000 immediately on the Closing Date of the Subscription Agreement. This fund can only be disbursed when certain criteria are met. The escrow account also keeps $38,089 of attorney fees as a covenant for future services. As of May 31, 2010 and 2009, the amount not disbursed was $146,089 and $0, respectively, and these are included in restricted cash in the consolidated balance sheets. Deposits held in the escrow account are not insured by any government entity or agency.

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted to $397,042 and $311,928 as of May 31, 2010 and 2009, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventories consist of the following:

	May 31, 2010	May 31, 2009
Raw materials	$575,452	$885,834

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of May 31, 2010, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our products delivered to customers are checked on site by customers and, once the products are accepted by customers, they will sign the acceptance notice. There is no warranty issue after the delivery.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping Income and Expense

-ASC 605-45-20 “Shipping and Handling Costs” establishes standards for the classification of shipping and handling costs. All amounts billed to a customer related to shipping and handling are classified as revenue.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses charged to operations were $0 for the years ended May 31, 2010 and 2009, respectively. Advertising costs, if any, are included in selling, general and administrative expense on the income statement.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in US dollars. The functional currency of the Company is U.S. Dollars and that of Beijing Concrete is the Renminbi (“RMB”) of the PRC. The financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740 (formerly SFAS 109), deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of May 31, 2010 and 2009, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at May 31, 2010 and 2009.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is charged at 0% income tax expense for the fiscal years ended May 31, 2010 and 2009.  The exemption of income tax to the Company will last until December 31, 2010 and from year 2011, the Company will be subject to an income tax at an effective rate of 25%. The current income tax expense and deferred tax expense for the fiscal years ended May 31, 2010 and 2009 are as follows:

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2010	May 31, 2009
Current tax expense	$-	$-
Deferred tax expense	$-	$-

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the basic and diluted earnings per share:

	2010	2009

Net income (loss) for earnings per share	$(13,434,410)	$10,461,209

Weighted average shares used in basic computation	8,106,833	1,413,047

Diluted effect of warrants and options	-	-

Weighted average shares used in diluted computation	8,106,833	1,413,047

Earnings (loss) per share, basic	$(1.66)	$7.40

Earnings (loss) per share, diluted	$(1.66)	$7.40

Statement of Cash Flows

In accordance with FASB ASC 230, cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

ASC 280 “Segment reporting” (formerly SFAS 131) requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since management does not disaggregate Company data, the Company has determined that only one segment exists.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162 ), which has become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

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

In February 2010, FASB issued ASU No. 2010-9 –"Subsequent events (Topic 855)" Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendments were effective upon issuance of the update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.	Property, Plant and Equipment

Plant and equipment consist of the following:

	May 31, 2010	May 31, 2009
Office trailers	$902,556	$902,319
Machinery and equipment	8,292,669	2,922,504
Motor vehicles	1,452,308	466,117
Furniture and office equipment	509,611	462,300
Construction in progress	421,716	3,305,813
Total property, plant and equipment	11,578,860	8,059,053
Accumulated depreciation	(3,583,159)	(2,409,218)
Net property, plant and equipment	$7,995,701	$5,649,835

Depreciation expense included in general and administrative expenses for the fiscal year ended May 31, 2010 and 2009 was $163,573 and $208,509, respectively. Depreciation expense included in cost of sales for the fiscal year ended May 31, 2010 and 2009 was $1,010,448 and $486,955, respectively.

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

On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount will be due in 4 annual equal installments starting September 1, 2010. As of May 31, 2010, the book value of the construction in progress sold was approximately $3.3 million. A gain from property, plant and equipment disposal of $496,816 was recorded in other income.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest costs totaling $0 were capitalized into construction in progress for the years ended May 31, 2010 and 2009.

5.	Prepayments

Prepayments consist of the prepaid expenses and the monies deposited with the suppliers for purchasing vehicles and raw material. The total outstanding amount were $1,289,007 and $0 as of May 31, 2010 and  2009, respectively. There is no provision made for the prepayment at May 31, 2010 and 2009.

6.	Other Receivables

Other receivable in current assets amounted to $950,671 and $0 as of May 31, 2010 and 2009, respectively.

Other receivables in long term assets amounted to $4,955,648 and $270,819 as of May 31, 2010 and 2009, respectively.

As of May 31, 2010 other receivable includes $3.8 million related to construction in progress disposal to an unrelated party. The receivable is unsecured, interest free, and with fixed repayment dates (note 4). It also includes insurance claims and deposits, that are from unrelated parties, interest free, unsecured, and with no fixed repayment date, and advances to employees for business purposes.

As of May 31, 2009, other receivables in long term assets amounted to $270,819, which mainly consists of insurance claims and the temporary lending to the staff with no fixed repayment date, unsecured, and with no interest bearing on it.

The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. There is no provision made for the other receivables at May 31, 2010 and 2009.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Other Payables

Other payables in current liabilities consist of the following as of May 31, 2010 and 2009:

	May 31, 2010	May 31, 2009
Commission payable	$1,488,213	$1,541,579
Payable to CRCG (note 1)	265,838	-
Staff and other companies deposit	463,256	188,711
Total other payables	$2,217,307	$1,730,290

Commission expense has been included in cost of goods sold.

8.	Accrued Expenses

Accrued expenses amounted to $491,885 and $277,329 as of May 31, 2010 and 2009. The accrued expenses mainly include accrued land lease expenses, accrued electricity and utility expenses, and accrued interest.

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

Total outstanding amount of related party payable was $47,125 and $564,419 as of May 31, 2010 and 2009, respectively. These payables bear no interest and have no fixed payment terms. Currently, the related party payable consists of the following:

	May 31, 2010	May 31, 2009
Rong Yang (Chairman)	$47,125	$372,489
Shunjun Liao(Chairman’s brother-in-law)	-	98,723
RongHua Chang Shen Transportation (20% owned by a common shareholder)	-	93,207
Total	$47,125	$564,419

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total outstanding amount of related party receivables was $1,286,945 and $674,289 as of May 31, 2010 and 2009, respectively. These receivables require no interest and have no fixed re-payment terms. Currently, the receivables from related party consist of the following:

	May 31, 2010		May 31, 2009
Lao Zhan (common shareholder)	$-		$465,332
Yang Ming (Chairman Yang Rong’s brother)	147,817		187,490
Guiping Liao (CEO’s wife)	1,128,723	(1)	-
XiYang (CEO’s son)	12,467		-
Heng Jian (20% owned by a common shareholder )	-		20,736
Beijing Yihua Daxin Investment (holding company)	-		731
	$1,289,007		$674,289

(1)	The purpose of this loan was compliance with the PRC currency regulations. The loan was extended by our Hong Kong subsidiary.

10.	Debt

Bank Loan Payable

On October 16, 2009, the Company borrowed $1,466,000 from Beijng Bank. The loan is unsecured, and with an annual interest rate of 5.31%. $1,317,600 of the total amount is guaranteed by an unrelated party. The due dates are as follows: $146,400 due on July 16, 2010, $292,800 due on August 16, 2010, $439,200 due on September 16, 2010, and $439,200 due on October 16, 2010. Interest expenses are due on the 16th of every third month. As of May 31, 2010, the loan payable to bank amounted to $1,317,600. There is no interest expense capitalized into construction in progress for the years ended May 31, 2010 and 2009. By August 30, 2010,  total loan bank payable of $146,400 was paid back.

There was no bank loan payable as of May 31, 2009.

Interest

Total interest expense and financial charges for the years ended May 31, 2010 and 2009 on all debt amounted to $163,646 and $2,097, respectively. Total interest income for the years ended May 31, 2010 and 2009 amounted to $4,424 and $0, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases

In July 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $1,774,368 with an annual interest rate of 6.76%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $1,965,343. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $22,106 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 25 months from June 2010 to June 2012 are as follows:

Total lease payment	$1,474,007
Less imputed interest	110,186
Total capital lease obligation as of May 31, 2010	1,363,821
Less current maturity	681,337
Capital lease obligation – long-term portion as of May 31, 2010	$682,484

The future lease commitments for the next three years after May 31, 2010 are as follows:

2011	$764,300
2012	655,114
2013	54,593
Total	$1,474,007

In November 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $187,392 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $205,050. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,811 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 34 months from June 2010 to March 2013 are as follows:

Total lease payment	$193,659
Less imputed interest	15,827
Total capital lease obligation as of May 31, 2010	177,832
Less current maturity	59,836
Capital lease obligation – long-term portion as of May 31, 2010	$117,996

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future lease commitments for the next three years after May 31, 2010 are as follows:

2011	$68,350
2012	68,350
2013	56,959
Total	$193,659

In December 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $545,779 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $597,200. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $6,822 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 35 months from June 2010 to April 2013 are as follows:

Total lease payment	$597,200
Less imputed interest	51,421
Total capital lease obligation as of May 31, 2010	545,779
Less current maturity	185,995
Capital lease obligation – long-term portion as of May 31, 2010	$359,784

The future lease commitments for the next three years after May 31, 2010 are as follows:

2011	$215,655
2012	199,067
2013	182,478
Total	$597,200

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $249,466 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $272,920. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $3,118 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 34 months from June 2010 to March 2013 are as follows:

Total lease payment	$264,184
Less imputed interest	21,065
Total capital lease obligation as of May 31, 2010	243,119
Less current maturity	85,436
Capital lease obligation – long-term portion as of May 31, 2010	$157,683

The future lease commitments for the next three years after May 31, 2010 are as follows:

2011	$97,369
2012	90,990
2013	75,825
Total	$264,184

In January 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $56,979 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $59,067. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $814 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 8 months from June 2010 to January 2011 are as follows:

Total lease payment	$39,378
Less imputed interest	971
Total capital lease obligation as of May 31, 2010	38,407
Less current maturity	38,407
Capital lease obligation – long-term portion as of May 31, 2010	$0

The future lease commitments for the next three years after May 31, 2010 are as follows:

2011	$39,378
2012	-
2013	-
Total	$39,378

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $14,640 with an annual interest rate of 9.98%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $17,034. The title of the equipment will be transferred back to the Company upon the last payment. The minimum payments for the remaining lease term of 33 months from June 2010 to February 2013 are as follows:

Total lease payment	$15,584
Less imputed interest	2,004
Total capital lease obligation as of May 31, 2010	13,580
Less current maturity	4,515
Capital lease obligation – long-term portion as of May 31, 2010	$9,065

The future lease commitments for the next three years after May 31, 2010 are as follows:

2011	$5,667
2012	5,667
2013	4,250
Total	$15,584

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $203,789 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $222,991. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,547 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 34 months from June 2010 to March 2013 are as follows:

Total lease payment	$215,813
Less imputed interest	17,210
Total capital lease obligation as of May 31, 2010	198,603
Less current maturity	69,793
Capital lease obligation – long-term portion as of May 31, 2010	$128,810

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future lease commitments for the next three years after May 31, 2010 are as follows:

2011	$79,541
2012	74,330
2013	61,942
Total	$215,813

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $28,489 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $29,534. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $407 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 11 months from June 2010 to April 2011 are as follows:

Total lease payment	$27,072
Less imputed interest	885
Total capital lease obligation as of May 31, 2010	26,187
Less current maturity	26,187
Capital lease obligation – long-term portion as of May 31, 2010	$0

The future lease commitments for the next three years after May 31, 2010 are as follows:

2011	$27,072
2012	-
2013	-
Total	$27,072

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $339,642 with an annual interest rate of 11.13%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for two years, with total payments of approximately $380,403. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $293 will be paid by the Company related to this lease. The minimum payments for the remaining lease term of 23 months from June 2010 to April 2012 are as follows:

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total lease payment	$380,403
Less imputed interest	40,761
Total capital lease obligation as of May 31, 2010	339,642
Less current maturity	174,615
Capital lease obligation – long-term portion as of May 31, 2010	$165,027

The future lease commitments for the next three years after May 31, 2010 are as follows:

2011	$206,053
2012	174,350
2013	-
Total	$380,403

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $1,161,830 with an annual interest rate of 11.13%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for two years, with total payments of approximately $1,301,262. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,928 will be paid by the Company related to this lease. The minimum payments for the remaining lease term of 23 months from June 2010 to April 2012 are as follows:

Total lease payment	$1,301,262
Less imputed interest	139,432
Total capital lease obligation as of May 31, 2010	1,161,830
Less current maturity	597,310
Capital lease obligation – long-term portion as of May 31, 2010	$564,520

The future lease commitments for the next three years after May 31, 2010 are as follows:

2011	$704,850
2012	596,412
2013	-
Total	$1,301,262

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $28,505 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $29,549. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $407 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 11 months from June 2010 to May 2011 are as follows:

Total lease payment	$27,087
Less imputed interest	885
Total capital lease obligation as of May 31, 2010	26,202
Less current maturity	26,202
Capital lease obligation – long-term portion as of May 31, 2010	$0

The future lease commitments for the next three years after May 31, 2010 are as follows:

2011	$27,087
2012	-
2013	-
Total	$27,087

The summary of all lease commitments is as follows:

Total lease payment	$4,535,649
Less imputed interest	400,646
Total capital lease obligation as of 5-31-2010	4,135,003
Less current maturity	1,949,183
Capital lease obligation – long term portion as of 5-31-2010	$2,185,820

The summary of future lease commitments for the next three years after May 31, 2010 is as follows:

2011	$2,235,323
2012	1,864,277
2013	436,046
Total	$4,535,649

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Non-controlling Interest

Non-controlling interest consists of other stockholders’ ownership interest in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership before the change of the non-controlling interest and 5.32% of the total ownership after the change of the non-controlling interest (Note 1). As of May 31, 2010 and 2009, the balance of non-controlling interest was $2,046,212 and $1,210,695, respectively.

12.	Shareholder’s Equity

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Issuance For Cash

On October 16, 2009, the Company entered into and consummated the sale of securities pursuant to a Subscription Agreement with a number of institutional investors (the “Investors”), providing for the sale to the Investors of an aggregate of approximately 2,564,108 shares of Common Stock for an aggregate purchase price of approximately $10,000,000 (or $3.90 per Share).  Net proceeds of $8,605,626 had been received and recorded as share capital. In connection with the Private Placement, the Company issued to the placement agent warrants to purchase 153,846 shares of Common Stock exercisable for a period of five years at an exercise price of $3.90 per share and paid a transaction fee equal to 8% of the gross proceeds of the Private Placement. The Company issued to the placement agent 92,468 shares of Common Stock for the service provided purely relating to the equity financing.  Additionally, the Company issued to an advisor in the PRC 288,963 shares of Common Stock and paid a transaction fee equal to 2.5% of the gross proceeds of the Private Placement for the service provided purely relating to the equity financing.  The Company issued to a middleman 27,100 shares of Common Stock for the service provided purely relating to the equity financing. Thus, the Company paid $1,394,396 in total and issued 408,531 shares to various parties as fund raising costs. These costs were classified as equity and accounted for as common stock issuance cost.

The Company also entered into several covenants in the Subscription Agreement, the breach of which can result in penalties, which are capped at 15% of the aggregate purchase price of the Private Placement.  These covenants include:

☐	Structuring the Company’s board of directors to be in compliance with the Nasdaq Corporate Governance standards;
☐	Listing on a National Securities Exchange within 24 months of the Closing Date;
☐	Hiring of a new full-time Chief Financial Officer, subject to the approval of certain Investors;
☐	Hiring of an internal control consultant for Sarbanes-Oxley 404 compliance; and
☐
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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 11, 2010, the Company consummated a private placement pursuant to a Subscription Agreement dated March 5, 2010 with a number of investors, providing for the sale to the investors of an aggregate of approximately 1,282,091 shares of common stock for an aggregate purchase price of approximately $5,000,000 (or $3.90 per Share). In connection with the private placement, the Company issued to the placement agent a warrant to purchase 46,154 shares of common stock exercisable for a period of five years at an exercise price of $3.90 per share and paid a transaction fee of $240,000. Additionally, the Company issued to a finder a warrant to purchase 23,077 shares of common stock exercisable for a period of five years at an exercise price of $3.90 per share and paid a transaction fee of $120,000. The Company paid $371,373 fund raising costs in total to various parties. These costs were classified as equity and accounted for as common stock issuance cost.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.86%
Expected life of the options	1- 2 years
Expected volatility	45%
Expected dividend yield	0

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, May 31, 2009	-	$-	$-
Granted	740,000	$3.90	$0.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding May 31, 2010	740,000	$3.90	$0.00

Following is a summary of the status of options outstanding at May 31, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.90	740,000	1.59	$3.90	-	$3.90

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

On October 16, 2009, in connection with the Share Purchase Agreement in October 2009, the Company issued 153,846 warrants to Hunter Wise Financial Group, LLC, the Placement Agent. The warrants carry an exercise price of $3.90 and a 5-year term. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On March 22, 2010, in connection with the Share Purchase Agreement in March 2010, the Company issued 69,231 warrants to various parties as part of placement cost. The warrants carry an exercise price of $3.90 and a 5-year term. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

On March 22, 2010, in connection with the Share Purchase Agreement in March 2010, the Company issued 1,281,083 warrants to October 2009 investors. The warrants carry an exercise price of $6.00 and a 3-year term. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

Placement Agent Warrants meet the conditions for equity classification pursuant to FASB ASC 815 “Derivatives and Hedging” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Therefore, these warrants were classified as equity and accounted for as common stock issuance cost.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, May 31, 2009	-	-	$-	-
Granted	1,504,160	1,504,160	5.69	4.75
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, May 31, 2010	1,504,160	1,504,160	$5.69	4.75

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan.  The total expense for the above plan was $5,970 and $119,436 for the years ended May 31, 2010 and 2009, respectively.

14.	Income Tax

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended May 31, 2010 and 2009:

	2010	2009

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	0	0

China income tax exemption	0	0

Total provision for income taxes	0%	0%

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Currently, the Company is charged at 0% income tax rate because of a special tax exemption approved by the PRC tax department. The income tax expenses for the years ended May 31, 2010 and 2009 are $0. The exemption of income tax to the Company will last until December 31, 2010 and from year 2011, the Company will be subject to an income tax at a standard rate of 25%. There were no significant book and tax basis differences.

The estimated tax savings due to the tax exemption for the years ended May 31, 2010 and 2009 amounted to approximately $3,821,280 and $2,802,334, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the year ended May 31, 2010 by $0.47 and $0.47, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the year ended May 31, 2009 by $0.20 and $0.20, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Other Income (Expenses)

Other income was $857,170 for the year ended May 31, 2010. It mainly consists of $496,816 gain on property, plant and equipment disposal (note 4). The rest of the other income is mainly rental income by renting our equipment to unrelated third parties. Other expenses were $0 for the year ended May 31, 2010.

Other income was $0 for the year ended May 31, 2009. Other expenses were $0 for the year ended May 31, 2009.

16.	Concentration of Credit Risks and Uncertainties

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

The company had sales to one major customer, China Railway Construction Group, that represented 14% of the Company’s total sales for the fiscal year ended May 31, 2010. And the Company had sales to two major customers, China Railway Construction Group, and Guangzhou Tianli Construction Group , that represented 25% and 12% of the Company’s total sales for the fiscal year ended May 31, 2009.

Two customers, China Railway Construction Group, and Guangzhou Tianli Construction Group, accounted for 26% and 10% of the Company’s accounts receivable balance at May 31, 2010. One customer, China Railway Construction Group, accounted for 33% of the Company’s accounts receivable balance at May 31, 2009.

The top five major vendors account for 26% of the Company’s total inventory purchases for the fiscal year ended May 31, 2010 with one major vendor representing 8% of the total purchase. The top five major vendors account for 50% of the Company’s total inventory purchases for the fiscal year ended May 31, 2009 with one major vendor representing 23% of the total purchase.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One major vendor accounted for 11% of the Company’s accounts payable at May 31, 2010. No vendor accounted for more than 10% of the Company’s accounts payable at May 31, 2009.  One major vendor accounted for 8% of the Company’s accounts payable at May 31, 2009.

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

Operating Lease Commitment

As of May 31, 2010, the Company was committed to minimum rentals for the leased land under long-term non-cancellable operating leases as follows:

Fiscal Year Ended May 31,
2011	$255,529
2012	260,939
2013	212,641
2014	110,929
2015	106,872
Thereafter	737,491
Total:	$1,684,401

We currently have a ten-year lease with annual payment of approximately $48,000, from March 1, 2008 to February 28, 2018, for our Beijing production base. We have built our offices and manufacturing facilities on this site. We also lease land for our Xi’an production facility. The annual payment is approximately $59,000. We also leased two offices in Beijing as our headquarter office. One office lease is from July 11, 2010 to July 10, 2012, with annual payment of approximately $48,000. One office lease is from December 15, 2009 to December 14, 2011, with annual payment of approximately $106,000.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating lease expenses amounted to $124,013 and $48,391 for the years ended May 31, 2010 and 2009, respectively.

Cooperation with Institute of Building Materials (“IBM”)

On December 31, 2009, the Company reached a three year agreement with the Institute of Building Materials (“IBM”), a subsidiary of the China Academy of Building Research ("CABR"). Under the Agreement, CHNC will work exclusively with the Institute of Building Materials  to obtain technical research, development and support. The Institute of Building Materials will also provide training courses to CHNC employees. CHNC will feature the Institute of Building Materials as CHNC’s technological partner in its corporate material. The Institute of Building Materials will use its relationships and brand influence in the construction industry to assist CHNC in business development. The Company agrees to pay IBM approximately $51,000 each year.

17.	Subsequent Events

On June 1, 2010, the Company hired an unrelated party as its consultant and a total of 100,000 restricted shares were issued.

The Company has evaluated subsequent events from the balance sheet date through the date the report is issued.