Form 10-Q
period 2010-08-31
CHINA INFRASTRUCTURE CONSTRUCTION Corp
filed 2010-10-15
CIK 1411057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010
or

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
☐ Yes   ☒ No

As of October 13, 2010, there were outstanding 12,930,620 shares of the registrant’s common stock, no par value.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AUGUST 31, 2010
(UNAUDITED)

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2010 AND MAY 31, 2010

	August 31,	May 31,
	2010	2010
	(UNAUDITED)
Assets
Current assets
Cash and cash equivalents	$903,715	$1,102,879
Restricted cash	69,409	146,089
Trade accounts receivable, net	62,427,793	53,411,689
Other receivables	381,786	950,671
Inventories	509,737	575,452
Total current assets	64,292,440	56,186,780

Property, plant and equipment, net	7,714,656	7,995,701

Prepayments	1,440,425	1,289,007
Other receivables - long term	5,189,130	4,955,648
Related party receivables	1,358,980	1,286,945
Total other assets	7,988,535	7,531,600

Total assets	$79,995,631	$71,714,081

Liabilities and equity
Current liabilities
Trade accounts payable	$15,800,366	$13,376,119
Related party payable	46,892	47,125
Other payables	3,002,320	2,217,307
Current portion of capital lease obligations	1,832,746	1,949,183
Accrued expenses	712,651	491,885
Tax payable	406,203	-
Bank loan payable	1,177,600	1,317,600
Total current liabilities	22,978,778	19,399,219

Long-term liabilities
Long-term portion of capital lease obligations	2,056,951	2,185,820
Total long-term liabilities	2,056,951	2,185,820

Total liabilities	25,035,729	21,585,039

Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: no par value; 100,000,000 shares authorized; 12,930,620 and 12,815,620 shares issued and outstanding as of August 31, 2010 and May 31, 2010	42,761,534	42,252,295
Deferred consulting fee	(158,125)	-
Retained earnings	8,297,670	4,321,221
Accumulated other comprehensive income	1,735,243	1,509,314
Total China Infrastructure Construction Corporation stockholders' equity	52,636,322	48,082,830

Noncontrolling interests	2,323,580	2,046,212

Total liabilities and equity	$79,995,631	$71,714,081

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009
(UNAUDITED)

	August 31,
	2010	2009

Sales Revenue, Net	$21,187,530	$12,255,728

Cost of goods sold	15,054,017	9,849,045

Gross profit	6,133,513	2,406,683

General and administrative expenses	1,442,310	388,940

Net operating income	4,691,203	2,017,743

Other income (expense):
Interest income	544	-
Interest expense	(51,633)	(472)
Other income	10,184	-
Total other (expense)	(40,905)	(472)

Net income before income taxes	4,650,298	2,017,271

Income taxes	406,755	-

Net income	4,243,543	2,017,271

Less: Net income attributable to noncontrolling interests	267,094	110,468

Net income attributable to China Infrastructure Construction Corporation	$3,976,449	$1,906,803

Earnings per share - basic and dilutive	$0.31	$1.25

Basic and dilutive weighted average shares outstanding	12,929,370	1,529,550

Comprehensive income

Net income	4,243,543	2,017,271

Foreign currency translation adjustment	236,203	3,652

Comprehensive income	$4,479,746	$2,020,923

Comprehensive income attributable to non-controlling interests	$277,368	$101,046

Comprehensive income attributable to China Infrastructure Construction Corporation	$4,202,378	$1,919,877

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009
(UNAUDITED)

	August 31,
	2010	2009

Cash flows from operating activities:
Net income	$4,243,543	$2,017,271
Adjustments to reconcile net income to net cash used in operations:
Bad debt expenses	71,719	-
Depreciation	430,323	253,684
Shares issued for compensation	158,125	-
Stock option expenses	192,989	-
Changes in operating liabilities and assets:
Trade accounts receivable	(8,807,810)	(4,831,747)
Prepayments	(144,511)	-
Inventories	68,953	128,889
Other receivables	368,177	(167,240)
Trade accounts payable	2,354,312	1,403,755
Other payables	740,799	248,980
Accrued expenses and tax payable	657,045	68,399
Net cash provided by (used) in operating activities	333,664	(878,009)

Cash flows from investing activities:
Property, plant, and equipment additions	(105,145)	(99,242)
Payments to related party receivable	(93,134)	-
Proceeds from related party receivable	447	656,400
Net cash provided by (used in) investing activities	(197,832)	557,158

Cash flows from financing activities:
Restricted cash	76,680	-
Bank loan payable and capital lease obligations	(415,664)	-
Proceeds from related party payable	-	-
Payments to related party payable	(233)	(564,419)
Net cash used in financing activities	(339,217)	(564,419)

Effect of rate changes on cash	4,221	84

Decrease in cash and cash equivalents	(199,164)	(885,186)
Cash and cash equivalents, beginning of period	1,102,879	921,841
Cash and cash equivalents, end of period	$903,715	$36,655

Supplemental disclosures of cash flow information:
Interest paid in cash	$19,002	$-
Income taxes paid in cash	$-	$-
Non-cash investing activities:
Acquisition of property, plant and equipment through loan payable	$-	$2,472,279

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

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

The Share Exchange resulted in (i) a change in control of China Infrastructure with the shareholder of NCH owning approximately 78% of the issued and outstanding shares of common stock of China Infrastructure, (ii) NCH becoming a wholly-owned subsidiary of China Infrastructure, and (iii) appointment of certain nominees of the shareholder of NCH as directors and officers of China Infrastructure and resignation of John Schoenauer as director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of China Infrastructure.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
 (UNAUDITED)

When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of NCH on a consolidated basis unless the context suggests otherwise.

The Company through its subsidiaries in Hong Kong and the People’s Republic of China (“PRC” or “China”), engages in production of ready-mixed concrete for developers and the construction industry in the PRC. In addition, we have technical service agreement with an independently owned concrete mixture station, pursuant to which we are paid by percentages of sales for technical support provided.

2.	Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC.  All necessary adjustments have been made to present the financial statements in accordance with US GAAP. Operating results for the three-month period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended May 31, 2010.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of China Infrastructure and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s foreign subsidiaries have fiscal year ends of May 31 and the results are consolidated up to that date. Non controlling interests consist of other stockholders’ ownership interests in majority-owned subsidiaries of the Company.

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

Restricted Cash

In accordance with the Escrow Agreement and the Subscription Agreement (note 12) signed by China Infrastructure Construction Corporation, Trillion Growth China General Partner and Anslow & Jaclin, LLP (the “Escrow Agent”) in October 2009, the Company was required to keep with the Escrow Agent $120,000 immediately on the Closing Date of the Subscription Agreement. This fund can only be disbursed when certain criteria are met. The escrow account also keeps $38,089 of attorney fees as a covenant for future services. As of August 31, 2010 and May 31, 2010, the amount not disbursed was $69,409 and $146,089, respectively, and these are included in restricted cash in the consolidated balance sheets. Deposits held in the escrow account are not insured by any government entity or agency.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted to $470,833 and $397,042 as of August 31, 2010 and May 31, 2010, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventories consist of the following:

	August 31, 2010	May 31, 2010
Raw materials	$509,737	$575,452

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of August 31, 2010, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

Revenue Recognition

The Company receives revenue from sales of concrete products and from provision of concrete pumping services and consulting services. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers or services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Our sales are non-returnable. Therefore, we do not estimate deductions or allowance for sales returns. Sales are presented net of any discounts, reward, or incentive given to customers.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Shipping Income and Expense

ASC 605-45-20 “Shipping and Handling Costs” establishes standards for the classification of shipping and handling costs. All amounts billed to a customer related to shipping and handling are classified as revenue.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses charged to operations were $0 for the three months ended August 31, 2010 and 2009, respectively. Advertising costs, if any, are included in selling, general and administrative expense on the income statement.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

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

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of August 31, 2010 and May 31, 2010.

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of August 31, 2010 and May 31, 2010.

PRC

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Beijing Concrete is subject to a special tax exemption approved by the PRC tax department. The exemption of income tax to the Company will last until December 31, 2010, and from year 2011, the Company will be subject to an income tax at a standard rate of 25%.

BFCM has an accumulated operating loss, thus there is no income tax expense for BFCM. The Company has not recorded deferred taxes, as valuation allowances were provided because all significant differences in tax basis and financial statement amounts are permanent differences.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

	For the three months ended August 31,
	2010	2009
Income tax expenses
Current tax	$-	$-
Change in deferred tax assets	39,949	-
Change in valuation allowance	(39,949)	-
Total	$-	$-

Hongruida is subject to a 25% income tax rate. According to Chinese tax law, the income tax will be calculated at the year end. As of August 31, 2010, the Company has accrued tax payable of $406,203 for income tax expenses for Hongruida.

The current income tax expense and deferred tax expense for the three months ended August 31, 2010 and 2009 are as follows:

	2010	2009
Current tax expense	$406,755	$-
Deferred tax expense	$-	$-

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
AUGUST 31, 2010
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

The following is a reconciliation of the basic and diluted earnings per share for the three months ended August 31, 2010 and 2009:

	2010	2009

Net income for earnings per share attributable to China Infrastructure Construction Corporation	$3,976,449	$1,906,803

Weighted average shares used in basic computation	12,929,370	1,529,550

Diluted effect of warrants and options	-	-

Weighted average shares used in diluted computation	12,929,370	1,529,550

Earnings per share, basic	$0.31	$1.25

Earnings per share, diluted	$0.31	$1.25

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

Recent Accounting Pronouncements

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.	Property, Plant and Equipment

Plant and equipment consist of the following:

	August 31, 2010	May 31, 2010
Office trailers	$907,488	$902,556
Machinery and equipment	8,386,685	8,292,669
Motor vehicles	1,467,562	1,452,308
Furniture and office equipment	532,065	509,611
Construction in progress	453,335	421,716
Total property, plant and equipment	11,747,135	11,578,860
Accumulated depreciation	(4,032,479)	(3,583,159)
Net property, plant and equipment	$7,714,656	$7,995,701

Depreciation expense included in general and administrative expenses for the three months ended August 31, 2010 and 2009 was $68,803 and $54,453, respectively. Depreciation expense included in cost of sales for the three months ended August 31, 2010 and 2009 was $361,520 and $199,231, respectively.

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

Interest costs totaling $0 were capitalized into construction in progress for the three months ended August 31, 2010 and 2009.

5.	Prepayments

Prepayments consist of the prepaid expenses and the monies deposited with the suppliers for purchasing vehicles and raw material. The total outstanding amount was $1,440,425 and $1,289,007 as of August 31, 2010 and May 31, 2010, respectively. There is no provision made for the prepayment at August 31, 2010 and May 31, 2010.

6.	Other Receivables

Other receivables in current assets amounted to $381,786 and $950,671 as of August 31, 2010 and May 31, 2010, respectively.

Other receivables in long term assets amounted to $5,189,130 and $4,955,648 as of August 31, 2010 and May 31, 2010, respectively.

As of August 31, 2010, other receivables include $3.25 million related to construction in progress disposal to an unrelated party. On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount will be due in 4 annual equal installments starting September 1, 2010. The receivable is unsecured, interest free, and with fixed repayment dates. Other receivables also include insurance claims and deposits that are from unrelated parties, interest free, unsecured, and with no fixed repayment date, and advances to employees for business purposes.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

As of May 31, 2010, other receivables include $3.8 million related to construction in progress disposal to an unrelated party. On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount will be due in 4 annual equal installments starting September 1, 2010. The receivable is unsecured, interest free, and with fixed repayment dates. Other receivables also include insurance claims and deposits that are from unrelated parties, interest free, unsecured, and with no fixed repayment date, and advances to employees for business purposes.

The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. There is no provision made for the other receivables at August 31, 2010 and May 31, 2010.

7.	Other Payables

Other payables in current liabilities consist of the following as of August 31, 2010 and May 31, 2010

	August 31, 2010	May 31, 2010
Commission payable	$888,836	$1,488,213
Payable to CRCG (note 1)	496,360	265,838
Staff and other companies deposit	1,617,124	463,256
Total other payables	$3,002,320	$2,217,307

Commission expense has been included in cost of goods sold.

8.	Accrued Expenses

Accrued expenses amounted to $712,651 and $491,885 as of August 31, 2010 and May 31, 2010, respectively. The accrued expenses mainly include accrued land lease expenses, accrued electricity and utility expenses, and accrued interest.

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

Total outstanding amount of related party payable was $46,892 and $47,125 as of August 31, 2010 and May 31, 2010, respectively. These payables bear no interest and have no fixed payment terms. Currently, the related party payable consists of the following:

	August 31, 2010	May 31, 2010
Rong Yang (Chairman)	$46,892	$47,125
Total	$46,892	$47,125

Total outstanding amount of related party receivables was $1,358,980 and $1,286,945 as of August 31, 2010 and May 31, 2010, respectively. These receivables require no interest and have no fixed re-payment terms. Currently, the receivables from related party consist of the following:

	August 31, 2010		May 31, 2010
Yang Ming (Chairman Yang Rong’s brother)	$161,000	(1)	$147,817
Guiping Liao (CEO’s wife)	1,137,980	(1)	1,126,661
Xi Yang (CEO’s son)	60,000	(1)	12,467
	$1,358,980		$1,286,945

(1)	The purpose of these related party receivables are for business purposes such as travel advances.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

10.	Debt

Bank Loan Payable

On October 16, 2009, the Company borrowed $1,466,000 from Beijng Bank. The loan is unsecured, and with an annual interest rate of 5.31%. $1,317,600 of the total amount is guaranteed by an unrelated party. The due dates are as follows: $146,400 due on July 16, 2010, $292,800 due on August 16, 2010, $439,200 due on September 16, 2010, and $439,200 due on October 16, 2010. Interest expenses are due on the 16th of every third month. As of August 31, 2010 and May 31, 2010, the loan payable to bank amounted to $1,177,600 and $1,317,600, respectively. There is no interest expense capitalized into construction in progress for the three months ended August 31, 2010 and 2009. By October 5, 2010, total bank loan payable of $883,200 was paid back.

Interest

Total interest expense and financial charges for the three months ended August 31, 2010 and 2009 on all debt amounted to $51,633 and $472, respectively. Total interest income for the three months ended August 31, 2010 and 2009 amounted to $544 and $0, respectively.

Capital Leases

In July 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $1,774,368 with an annual interest rate of 6.76%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $1,965,343. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $22,106 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 22 months from September 2010 to June 2012 are as follows:

Total lease payment	$1,372,281
Less imputed interest	95,605
Total capital lease obligation as of August 31, 2010	1,276,676
Less current maturity	744,403
Capital lease obligation – long-term portion as of August 31, 2010	$532,273

The future lease commitments for the next three years after August 31, 2010 are as follows:

2011	$823,371
2012	548,910
2013	-
Total	$1,372,281

In November 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $187,392 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $205,050. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,811 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 31 months from September 2010 to March 2013 are as follows:

Total lease payment	$177,538
Less imputed interest	13,332
Total capital lease obligation as of August 31, 2010	164,206
Less current maturity	45,113
Capital lease obligation – long-term portion as of August 31, 2010	$119,093

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

The future lease commitments for the next three years after August 31, 2010 are as follows:

2011	$68,726
2012	80,179
2013	28,633
Total	$177,538

In December 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $545,779 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $597,200. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $6,822 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 32 months from September 2010 to April 2013 are as follows:

Total lease payment	$600,463
Less imputed interest	51,701
Total capital lease obligation as of August 31, 2010	548,762
Less current maturity	187,010
Capital lease obligation – long-term portion as of August 31, 2010	$361,752

The future lease commitments for the next three years after August 31, 2010 are as follows:

2011	$266,872
2012	150,116
2013	183,475
Total	$600,463

In December 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $249,466 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $272,920. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $3,118 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 31 months from September 2010 to March 2013 are as follows:

Total lease payment	$251,590
Less imputed interest	20,002
Total capital lease obligation as of August 31, 2010	231,588
Less current maturity	73,043
Capital lease obligation – long-term portion as of August 31, 2010	$158,545

The future lease commitments for the next three years after August 31, 2010 are as follows:

2011	$106,735
2012	91,487
2013	53,368
Total	$251,590

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

In January 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $56,979 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $59,067. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $814 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 5 months from September 2010 to January 2011 are as follows:

Total lease payment	$29,695
Less imputed interest	572
Total capital lease obligation as of August 31, 2010	29,123
Less current maturity	29,123
Capital lease obligation – long-term portion as of August 31, 2010	$0

The future lease commitments for the next three years after August 31, 2010 are as follows:

2011	$29,695
2012	-
2013	-
Total	$29,695

In February 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $14,640 with an annual interest rate of 9.98%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $17,034. The title of the equipment will be transferred back to the Company upon the last payment. The minimum payments for the remaining lease term of 30 months from September 2010 to February 2013 are as follows:

Total lease payment	$14,720
Less imputed interest	1,792
Total capital lease obligation as of August 31, 2010	12,928
Less current maturity	3,813
Capital lease obligation – long-term portion as of August 31, 2010	$9,115

The future lease commitments for the next three years after August 31, 2010 are as follows:

2011	$6,173
2012	5,698
2013	2,849
Total	$14,720

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $203,789 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $222,991. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,547 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 31 months from September 2010 to March 2013 are as follows:

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

Total lease payment	$205,525
Less imputed interest	16,341
Total capital lease obligation as of August 31, 2010	189,184
Less current maturity	59,670
Capital lease obligation – long-term portion as of August 31, 2010	$129,514

The future lease commitments for the next three years after August 31, 2010 are as follows:

2011	$87,192
2012	74,736
2013	43,597
Total	$205,525

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $28,489 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $29,534. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $407 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 8 months from September 2010 to April 2011 are as follows:

Total lease payment	$22,271
Less imputed interest	610
Total capital lease obligation as of August 31, 2010	21,661
Less current maturity	21,544
Capital lease obligation – long-term portion as of August 31, 2010	$117

The future lease commitments for the next three years after August 31, 2010 are as follows:

2011	$22,271
2012	-
2013	-
Total	$22,271

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $339,642 with an annual interest rate of 11.13%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for two years, with total payments of approximately $380,403. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $293 will be paid by the Company related to this lease. The minimum payments for the remaining lease term of 20 months from September 2010 to April 2012 are as follows:

Total lease payment	$350,611
Less imputed interest	34,770
Total capital lease obligation as of August 31, 2010	315,841
Less current maturity	136,902
Capital lease obligation – long-term portion as of August 31, 2010	$178,939

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

The future lease commitments for the next three years after August 31, 2010 are as follows:

2011	$207,179
2012	127,495
2013	15,937
Total	$350,611

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $1,161,830 with an annual interest rate of 11.13%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for two years, with total payments of approximately $1,301,262. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,928 will be paid by the Company related to this lease. The minimum payments for the remaining lease term of 20 months from September 2010 to April 2012 are as follows:

Total lease payment	$1,199,341
Less imputed interest	118,932
Total capital lease obligation as of August 31, 2010	1,080,409
Less current maturity	512,803
Capital lease obligation – long-term portion as of August 31, 2010	$567,606

The future lease commitments for the next three years after August 31, 2010 are as follows:

2011	$763,217
2012	436,124
2013	-
Total	$1,199,341

In May 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $28,505 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $29,549. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $407 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 8 months from September 2010 to May 2011 are as follows:

Total lease payment	$19,807
Less imputed interest	488
Total capital lease obligation as of August 31, 2010	19,319
Less current maturity	19,319
Capital lease obligation – long-term portion as of August 31, 2010	$0

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

The future lease commitments for the next three years after August 31, 2010 are as follows:

2011	$19,807
2012	-
2013	-
Total	$19,807

The summary of all lease commitments is as follows:

Total lease payment	$4,243,842
Less imputed interest	354,145
Total capital lease obligation as of August 31, 2010	3,889,697
Less current maturity	1,832,746
Capital lease obligation – long term portion as of August 31, 2010	$2,056,951

The summary of future lease commitments for the next three years after August 31, 2010 is as follows:

2011	$2,401,238
2012	1,514,745
2013	327,859
Total	$4,243,842

11.	Non-controlling Interest

Non-controlling interest consists of other stockholders’ ownership interest in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership before the change of the non-controlling interest and 5.32% of the total ownership after the change of the non-controlling interest (Note 1). As of August 31, 2010 and May 31, 2010, the balance of non-controlling interest was $2,323,580 and $2,046,212, respectively.

12.	Shareholder’s Equity

Stock Issuance For Compensation

On June 1, 2010, the Company hired a consulting company. As compensation, the Company paid $45,000 and issued 115,000 shares of restricted common stock, and another 100,000 shares of restricted common stock will be issued upon certain terms. The shares are valued at market price of a total of $316,250 at $2.75 per share. The cash paid was first recorded as prepaid expenses. The shares issued are recorded as deferred consulting fee. Both the prepaid expenses and deferred consulting fee will amortize to expense over the agreement term of six-month period. As of August 31, 2010, prepaid expenses for this service has a balance of  $22,500 and deferred consulting fee has a balance of $158,125.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

Options

On December 17, 2009, we granted to our newly appointed CFO options to purchase 300,000 shares of common stock, with an exercise price of $3.90 per share, which was the closest stock issuance price of the date of grant. The options will vest over 2 years and expire 3 years after the vesting date or after a termination date whichever is earlier.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

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

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.86%
Expected life of the options	1- 2 years
Expected volatility	45%
Expected dividend yield	0

Following is a summary of the stock option activity for the three months ended August 31, 2010:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, May 31, 2010	740,000	$3.90	$0.00
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding August 31, 2010	740,000	$3.90	$0.00

Following is a summary of the status of options outstanding at August 31, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.90	740,000	1.34	$3.90	-	$3.90

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

Placement Agent Warrants meet the conditions for equity classification pursuant to FASB ASC 815 “Derivatives and Hedging” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Therefore, these warrants were classified as equity and accounted for as common stock issuance cost.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, May 31, 2010	1,504,160	1,504,160	$5.69	3.05
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, August 31, 2010	1,504,160	1,504,160	$5.69	2.80

13.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan.  The total expense for the above plan was $2,141 and $13,542 for the three months ended August 31, 2010 and 2009, respectively.

14.	Income Tax

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended August 31, 2010 and 2009:

	2010	2009

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	0

China income tax exemption	16.2	0

Total provision for income taxes	8.8%	0%

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of August 31, 2010 and May 31, 2010.

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of August 31, 2010 and May 31, 2010.

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Beijing Concrete is subject to a special tax exemption approved by the PRC tax department. The exemption of income tax to the Company will last until December 31, 2010, and from year 2011, the Company will be subject to an income tax at a standard rate of 25%.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

BFCM has an accumulated operating loss, thus there is no income tax expense for BFCM. The Company has not recorded deferred taxes, as valuation allowances were provided because all significant differences in tax basis and financial statement amounts are permanent differences.

	For the three months ended August 31,
	2010	2009
Income tax expenses
Current tax	$-	$-
Change in deferred tax assets	39,949	-
Change in valuation allowance	(39,949)	-
Total	$-	$-

Hongruida is subject to a 25% income tax rate. According to Chinese tax law, the income tax will be calculated at the year end. As of August 31, 2010, the Company has accrued tax payable of $406,203 for income tax expenses for Hongruida.

The estimated tax savings due to the tax exemption for the three months ended August 31, 2010 and 2009 amounted to approximately $1,229,473 and $506,516, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended August 31, 2010 by $0.10 and $0.10, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended August 31, 2009 by $0.33 and $0.33, respectively.

15.	Other Income (Expenses)

Other income was $10,184 for the three months ended August 31, 2010. It consists of income from selling recycled paper and vehicle accident compensation. Other expenses were $0 for the three months ended August 31, 2010.

Other income was $0 for the three months ended August 31, 2009. Other expenses were $0 for the three months ended August 31, 2009.

16.	Concentration of Credit Risks and Uncertainties

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

Three major customers,  China Railway Construction Group, China Construction Group, and Guangzhou Tianli Construction Group accounted for  20%, 12% and 10% of the Company’s total sales for the three months ended August 31, 2010, respectively. Three major customers,  China Railway Construction Group, Beijing Sanyuan Construction Group, and Guangzhou Tianli Construction Group accounted for  24%, 11% and 10% of the Company’s total sales for the three months ended August 31, 2009, respectively.

Three customers, China Railway Construction Group, Guangzhou Tianli Construction Group, and China Construction Group accounted for 26%, 12%, and 10% of the Company’s accounts receivable balance at August 31, 2010. Two customers, China Railway Construction Group, and Beijing Sanyuan Construction Group accounted for 29% and 11% of the Company’s accounts receivable balance at August 31, 2009.

Three major vendors, Beijing Liulihe Cement Company, Haidebao Cement Company, and Hekai Stone and Sand company, accounted for 15%, 14%, and 10% of the Company’s total inventory purchases for the three months ended August 31, 2010. One major vendor, Tianjin Zhenxin Cement Company, accounted for 13% of the Company’s total inventory purchases for the three months ended August 31, 2009.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

One major vendor, Beijing Liulihe Cement Company, accounted for 17% of the Company’s accounts payable at August 31, 2010. No vendor accounted for more than 10% of the Company’s accounts payable at August 31, 2009.

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

Operating Lease Commitment

As of August 31, 2010, the Company was committed to minimum rentals for the leased land under long-term non-cancellable operating leases as follows:

Twelve Months Ended August 31,
2011	$256,926
2012	262,365
2013	179,155
2014	107,456
2015	107,456
Thereafter	714,656
Total:	$1,628,014

We currently have a ten-year lease with an annual payment of approximately $48,000, from March 1, 2008 to February 28, 2018, for our Beijing production base. We have built our offices and manufacturing facilities on this site. We also lease land for our Xi’an production facility. The annual payment is approximately $59,000. We also leased two offices in Beijing as our headquarter office. One office lease is from July 11, 2010 to July 10, 2012, with an annual payment of approximately $48,000. One office lease is from December 15, 2009 to December 14, 2011, with an annual payment of approximately $106,000.

Operating lease expenses amounted to $62,701 and $12,161 for the three months ended August 31, 2010 and 2009, respectively.

17.	Subsequent events

There are no material subsequent events. The Company has evaluated subsequent events from the balance sheet date through the date the report is issued.

The Company is obligated to issue additional 100,000 restricted shares as consulting expenses to an unrelated third party under certain terms. Currently the terms are not met and the Company estimates that the possibility of the Company meet the terms is remote. Once the shares are issued, the Company will  book consulting expenses of $308,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Three months ended August 31, 2010 Compared to Three months ended August 31, 2009

Net Revenue

Net Revenue for the three months ended August 31, 2010 were $21,187,530 as compared to $12,255,728 for the same period last year, an increase of $8,931,802, or approximately 72.88%. The increase in net revenue is mainly attributable to our geographic expansion. We had set up new factories in Xi’an and Shidu in 2010. The sales volume of concrete products increased approximately 125.09% for the three months ended August 31, 2010 as compared to the same period last year. The increase in net revenue is also attributable to technical services we provided to a Tianjin concrete producer from late March 2010. These services generated approximately $1.22 million in net revenue for the three months ended August 31, 2010.

Costs of Goods Sold

Cost of goods sold for the three months ended August 31, 2010 was $15,054,017 as compared to $9,849,045 for the same period last year, an increase of $5,204,972, or approximately 52.85%. The increase in cost of goods sold is mainly because of the increase of the net revenue.

Gross Profit

Gross profit for the three months ended August 31, 2010 was $6,133,513, an increase of $3,726,830 or approximately 154.85%, as compared to $2,406,683 for the same period last year. The increase in gross profit is attributable to the increase of sales due to geographic development of our business, our business expansion into technical service, and vertical integration with one sand and stone vendor.

Gross Profit Margin

Gross profit margin for the three months ended August 31, 2010 was 28.95%, compared to 19.64% for the same period last year. The increase of the gross profit margin is mainly because technical service provided a higher margin and the integration with one sand and stone company lowered the cost of goods sold.

General and administrative Expenses

General and administrative expenses for the three months ended August 31, 2010 were $1,442,310, as compared to $388,940 for the same period last year, an increase of $1,053,370, or approximately 270.83%. The increase of the general and administrative expenses was primarily due to expansion of business and due to increased professional expenses as a public company.

Operating Income

Our operating income for the three months ended August 31, 2010 was $4,691,203, an increase of $2,673,460 or approximately 132.50%, as compared to $2,017,743 for the same period last year. The increased income was due to the increased sales revenue from our business expansion geographically and toward higher margin business.

Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended August 31, 2010 and 2009:

	2010	2009
U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	0

China income tax exemption	16.2	0

Total provision for income taxes	8.8%	0%

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of August 31, 2010 and May 31, 2010.

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of August 31, 2010 and May 31, 2010.

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Beijing Concrete is subject to a special tax exemption approved by the PRC tax department. The exemption of income tax to the Company will last until December 31, 2010, and from year 2011, the Company will be subject to an income tax at a standard rate of 25%.

BFCM has an accumulated operating loss, thus there is no income tax expense for BFCM. The Company has not recorded deferred taxes, as valuation allowances were provided because all significant differences in tax basis and financial statement amounts are permanent differences.

	For the three months ended August 31,
	2010	2009
Income tax expenses
Current tax	$-	$-
Change in deferred tax assets	39,949	-
Change in valuation allowance	(39,949)	-
Total	$-	$-

Hongruida is subject to a 25% income tax rate. According to Chinese tax law, the income tax will be calculated at the year end. As of August 31, 2010, the Company has accrued tax payable of $406,203 for income tax expenses for Hongruida.

The estimated tax savings due to the tax exemption for the three months ended August 31, 2010 and 2009 amounted to approximately $1,229,473 and $506,516, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended August 31, 2010 by $0.10 and $0.10, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended August 31, 2009 by $0.33 and $0.33, respectively.

Net Income Attributable To China Infrastructure Construction Corporation

Net income was $3,976,449 for the three months ended August 31, 2010, an increase of $2,069,646 or approximately 108.54%, as compared to $1,906,803 for the same period last year. The increase was primarily due to the increased sales from our business expansion geographically and toward higher margin business.

Liquidity and Capital Resources

As of August 31, 2010, we had cash and cash equivalents of $903,715. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended August 31
	2010	2009
	Unaudited	Unaudited
Net cash provided by (used in) operating activities	$333,664	$(878,009)
Net cash provided by (used in) investing activities	(197,832)	557,158
Net cash used in financing activities	(339,217)	(564,419)
Effect of exchange rate change on cash and cash equivalents	4,221	84
Decrease in cash and cash equivalents	(199,164)	(885,186)
Cash and cash equivalents, beginning balance	1,102,879	921,841
Cash and cash equivalents, ending balance	903,715	36,655

Operating Activities

Net cash provided by operating activities was $333,664 for the three months ended August 31, 2010, an increase of $1,211,673, or 138.00%, as compared to $878,009 net cash used in operating activities for the same period last year. The increase of net cash used in operating activities was due to the increase of trade accounts payable.  Accounts receivable increased as well. The trade accounts receivable increased because of the growing sales. We typically had long-term annual and multi-year contracts with our major customers. We entered into varying payment terms with our customers ranging from payment before delivery, payment on delivery or up to 1 year after the project completion. As of August 31, 2010, trade accounts receivable with aging over twelve months old amounted to $1,851,085, only 2.97% of total trade accounts receivable.

Investing Activities

Net cash used in investing activities was $197,832 for the three months ended August 31, 2010, a decrease of $754,990 or approximately 135.51%, as compared to $557,158 net cash provided by investing activities for the same period last year. The decrease of net cash provided by investing activities was primarily due to the increased investments of property, plant, and equipment and less proceeds from related party receivable.

Financing Activities

Net cash used in financing activities was $339,217 for the three months ended August 31, 2010, a decrease of $225,202, or 39.90%, compared to $564,419 for the same period last year. The decrease was primarily due to less payment to related party payable.

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

Reward or incentive given to our customers is an adjustment of the selling prices of our products, therefore, the consideration is characterized as a reduction of revenue when recognized in our income statement.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended August 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  October 13, 2010