Form 10-Q
period 2010-11-30
CHINA INFRASTRUCTURE CONSTRUCTION Corp
filed 2011-01-14
CIK 1411057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010
or

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

As of January 14, 2011, there were outstanding 12,930,620 shares of the registrant’s common stock, no par value.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2010 AND MAY 31, 2010

	November 30,	May 31,
	2010	2010
	(UNAUDITED)
Assets
Current assets
Cash and cash equivalents	$803,470	$1,102,879
Restricted cash	69,409	146,089
Trade accounts receivable, net	66,786,773	53,411,689
Other receivables	381,786	950,671
Inventories	533,472	575,452
Total current assets	68,574,910	56,186,780

Property, plant and equipment, net	7,618,902	7,995,701

Prepayments	5,004,059	1,289,007
Other receivables - long term	5,366,335	4,955,648
Related party receivables	1,225,696	1,286,945
Total other assets	11,596,090	7,531,600

Total assets	$87,789,902	$71,714,081

Liabilities and equity
Current liabilities
Trade accounts payable	$16,472,613	$13,376,119
Related party payable	681,306	47,125
Other payables	3,908,353	2,217,307
Current portion of capital lease obligations	2,230,000	1,949,183
Accrued expenses	500,611	491,885
Tax payable	1,036,799	-
Shares to be issued	77,700	-
Bank loan payable	-	1,317,600
Total current liabilities	24,907,382	19,399,219

Long-term liabilities
Long-term portion of capital lease obligations	1,474,775	2,185,820
Total long-term liabilities	1,474,775	2,185,820

Total liabilities	26,382,157	21,585,039

Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: no par value; 100,000,000 shares authorized; 12,930,620 and 12,815,620 shares issued and outstanding as of November 30, 2010 and May 31, 2010	42,916,468	42,252,295
Retained earnings	13,175,921	4,321,221
Accumulated other comprehensive income	2,671,276	1,509,314
Total China Infrastructure Construction Corporation stockholders' equity	58,763,665	48,082,830

Noncontrolling interests	2,644,080	2,046,212

Total liabilities and equity	$87,789,902	$71,714,081

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
	2010	2009	2010	2009

Sales Revenue, Net	$25,930,120	$19,155,132	$47,117,650	$31,410,860

Cost of goods sold	18,703,068	14,655,122	33,757,085	24,504,167

Gross profit	7,227,052	4,500,010	13,360,565	6,906,693

General and administrative expenses	1,851,878	28,794,545	3,294,188	29,183,485

Net operating income (loss)	5,375,174	(24,294,535)	10,066,377	(22,276,792)

Other income (expense):
Interest income	450	-	994	-
Interest expense	(51,574)	(3,183)	(103,207)	(3,655)
Other income	8,482	4,996	18,666	4,996
Other expense	(8,877)	-	(8,877)	-
Total other (expense)	(51,519)	1,813	(92,424)	1,341

Net income (loss) before income taxes	5,323,655	(24,292,722)	9,973,953	(22,275,451)

Income taxes	174,175	-	580,930	-

Net income (loss)	5,149,480	(24,292,722)	9,393,023	(22,275,451)

Less: Net income attributable to noncontrolling interests	271,229	173,666	538,323	284,134

Net income (loss) attributable to China Infrastructure Construction Corporation	$4,878,251	$(24,466,388)	$8,854,700	$(22,559,585)

Earnings (loss) per share - basic and diluted	$0.38	$(3.72)	$0.68	$(5.60)

Basic and dilutive weighted average shares outstanding	12,930,620	6,578,625	12,929,992	4,026,345

Comprehensive income

Net income (loss)	5,149,480	(24,292,722)	9,393,023	(22,275,451)

Foreign currency translation adjustment	985,304	(194,921)	1,221,507	(191,269)

Comprehensive income (loss)	$6,134,784	$(24,487,643)	$10,614,530	$(22,466,720)

Comprehensive income attributable to non-controlling interests	$320,500	$173,525	$597,868	$274,571

Comprehensive income (loss) attributable to China Infrastructure Construction Corporation	$5,814,284	$(24,661,168)	$10,016,662	$(22,741,291)

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(UNAUDITED)

	November 30,
	2010		2009

Cash flows from operating activities:
Net income (loss)		$9,393,023	$(22,275,451)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss from property, plant and equipment disposal		8,877	-
Depreciation		873,212	548,431
Shares issued for compensation		393,950	27,422,242
Stock option expenses		347,923	-
Changes in operating liabilities and assets:
Trade accounts receivable		(11,812,272)	(11,186,190)
Prepayments		(3,637,611)	-
Inventories		56,639	(281,126)
Other receivables		311,844	(1,064,571)
Trade accounts payable		2,710,530	2,353,912
Other payables		1,599,842	738,976
Accrued expenses and tax payable		23,230	81,826
Tax payable		1,024,659	-
Net cash provided by (used in) operating activities		1,293,846	(3,661,951)

Cash flows from investing activities:
Property, plant, and equipment additions		(336,332)	(754,827)
Property, plant, and equipment disposal		37,135	-
Payments to related party receivable		(93,000)	(163,458)
Proceeds from related party receivable		31,751	-
Net cash used in investing activities		(360,446)	(918,285)

Cash flows from financing activities:
Shares issued for cash		-	8,605,625
Restricted cash		76,680	(158,089)
Proceeds from Bank loan payable and capital lease obligations		31,111	1,466,200
Payment to Bank loan payable and capital lease obligations		(1,902,024)	-
Proceeds from related party payable		540,894	237,278
Payments to related party payable		-	-
Net cash provided by (used in) financing activities		(1,253,339)	10,151,014

Effect of rate changes on cash		20,530	10,510

(Decrease) Increase in cash and cash equivalents		(299,409)	5,581,288
Cash and cash equivalents, beginning of period		1,102,879	921,841
Cash and cash equivalents, end of period		$803,470	$6,503,129

Supplemental disclosures of cash flow information:
Interest paid in cash		$102,044	$-
Income taxes paid in cash		$-	$-
Non-cash investing activities:
Acquisition of property, plant and equipment through loan payable		$-	$-
Disposal of property, plant and equipment through other receivable	$		$2,073,287
Related party receivable offset by payable to related party payable	$		$674,289

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010
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

On February 1, 2010, Beijing Concrete formed a subsidiary, Shanxi Hongruida Concrete Ltd. (“Hongruida”) and contributed RMB 10 million (approximately $1.47 million) to its capital. Beijing Concrete is the sole shareholder of Hongruida. Hongruida was organized to implement the 10-year strategic cooperative agreement with one of the Company’s major clients, China Railway Construction Group Co., Ltd (“CRCG”). Under the Agreement, the Company and CRCG will jointly manage the concrete mixing stations to be operated by Hongruida. CRCG will provide the cement for manufacturing the concrete mix in such concrete mixing stations, and will be able to purchase the concrete mix at discounted prices. Also, in accordance with the Agreement, each party will lease certain equipment to the concrete mixing stations. The Company and CRCG will share 75% and 25% of the annual profits of such concrete mixing stations in Xi’an. Hongruida commenced its operations at the end of March 2010.

When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of NCH on a consolidated basis unless the context suggests otherwise.

The Company through its subsidiaries in Hong Kong and the People’s Republic of China (“PRC” or “China”), engages in the production of ready-mixed concrete for developers and the construction industry in the PRC. In addition, we have a technical service agreement with an independently owned concrete mixture station, pursuant to which we are paid by percentages of sales for technical support provided.

2.	Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC.  All necessary adjustments have been made to present the financial statements in accordance with US GAAP. Operating results for the six-month period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended May 31, 2010.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of China Infrastructure and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s foreign subsidiaries have fiscal year ends of May 31 and the results are consolidated up to that date. Noncontrolling interests consist of other stockholders’ ownership interests in majority-owned subsidiaries of the Company.

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

Restricted Cash

In accordance with the Escrow Agreement and the Subscription Agreement (note 12) signed by China Infrastructure Construction Corporation, Trillion Growth China General Partner and Anslow & Jaclin, LLP (the “Escrow Agent”) in October 2009, the Company was required to keep with the Escrow Agent $120,000 immediately on the Closing Date of the Subscription Agreement. This fund can only be disbursed when certain criteria are met. The escrow account also keeps $38,089 of attorney fees as a covenant for future services. As of November 30, 2010 and May 31, 2010, the amount not disbursed was $69,409 and $146,089, respectively, and these are included in restricted cash in the consolidated balance sheets. Deposits held in the escrow account are not insured by any government entity or agency.

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted to $407,619 and $397,042 as of November 30, 2010 and May 31, 2010, respectively.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventories consist of the following:

	November 30, 2010	May 31, 2010
Raw materials	$533,472	$575,452

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of November 30, 2010, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses charged to operations were $0 for the six months ended November 30, 2010 and 2009, respectively. Advertising costs, if any, are included in selling, general and administrative expense on the income statement.

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

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of November 30, 2010 and May 31, 2010.

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of November 30, 2010 and May 31, 2010.

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

	For the six months ended November 30,
	2010	2009
Income tax expenses
Current tax	$-	$-
Change in deferred tax assets	128,645	3,196
Change in valuation allowance	(128,645)	(3,196)
Total	$-	$-

Hongruida is subject to a 25% income tax rate. According to Chinese tax law, the income tax will be calculated at the year end. As of November 30, 2010, the Company has accrued income tax payable of $1,032,164 for income tax expenses for Hongruida.

The current income tax expense and deferred tax expense for the three and six months ended November 30, 2010 and 2009 are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Current tax expense	$174,175	$-	$580,930	$-
Deferred tax expense	$-	$-	$-	$-

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

The following is a reconciliation of the basic and diluted earnings per share:

The following is a reconciliation of the basic and diluted earnings per share for the three and six months ended November 30, 2010 and 2009:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
	2010	2009	2010	2009
Net income (loss) for earnings per share attributable to China Infrastructure Construction Corporation	$4,878,251	$(24,466,388)	$8,854,700	$(22,559,585)

Weighted average shares used in basic computation	12,930,620	6,578,625	12,929,992	4,026,345

Diluted effect of warrants and options	-	-	-	-

Weighted average shares used in diluted computation	12,930,620	6,578,625	12,929,992	4,026,345

Earnings (loss) per share, basic	$0.38	$(3.72)	$0.68	$(5.60)

Earnings (loss) per share, diluted	$0.38	$(3.72)	$0.68	$(5.60)

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect the adoption of ASU 2010-20 to have a significant impact on its consolidated financial statements.

The Company has reviewed the Accounting Standards Updates up through 2010-29.

 Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.	Property, Plant and Equipment

Plant and equipment consist of the following:

	November 30, 2010	May 31, 2010
Office trailers	$926,600	$902,556
Machinery and equipment	9,301,305	8,292,669
Motor vehicles	693,566	1,452,308
Furniture and office equipment	582,860	509,611
Construction in progress	610,973	421,716
Total property, plant and equipment	12,115,304	11,578,860
Accumulated depreciation	(4,496,402)	(3,583,159)
Net property, plant and equipment	$7,618,902	$7,995,701

Depreciation expense included in general and administrative expenses for the three months ended November 30, 2010 and 2009 was $36,180 and $52,799, respectively. Depreciation expense included in general and administrative expenses for the six months ended November 30, 2010 and 2009 was $104,983 and $106,353, respectively. Depreciation expense included in cost of sales for the three months ended November 30, 2010 and 2009 was $406,708 and $241,481, respectively. Depreciation expense included in cost of sales for the six months ended November 30, 2010 and 2009 was $768,229 and $442,078, respectively.

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

Interest costs totaling $0 were capitalized into construction in progress for the six months ended November 30, 2010 and 2009.

5.	Prepayments

Prepayments consist of the prepaid expenses and the monies deposited with the suppliers for purchasing vehicles and raw material. The total outstanding amount was $5,004,059 and $1,289,007 as of November 30, 2010 and May 31, 2010, respectively. There is no provision made for the prepayment at November 30, 2010 and May 31, 2010.

6.	Other Receivables

Other receivables in current assets amounted to $381,786 and $950,671 as of November 30, 2010 and May 31, 2010, respectively.

Other receivables in long-term assets amounted to $5,366,335 and $4,955,648 as of November 30, 2010 and May 31, 2010, respectively.

As of November 30, 2010, other receivables include approximately $3.32 million related to construction in progress disposal to an unrelated party. On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount will be due in 4 annual equal installments starting September 1, 2010. The receivable is unsecured, interest free, and with fixed repayment dates. Other receivables also include insurance claims and deposits that are due from unrelated parties, interest free, unsecured, and with no fixed repayment date, and advances to employees for business purposes.

The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable. The Company provides for allowances on a specific account basis. There is no provision made for the other receivables at November 30, 2010 and May 31, 2010.

7.	Other Payables

Other payables in current liabilities consist of the following as of November 30, 2010 and May 31, 2010

	November 30, 2010	May 31, 2010
Commission payable	$2,426,225	$1,488,213
Payable to CRCG (note 1)	736,867	265,838
Staff and other companies deposit	745,261	463,256
Total other payables	$3,908,353	$2,217,307

Commission expense has been included in cost of goods sold.

8.	Accrued Expenses

Accrued expenses amounted to $500,611 and $491,885 as of November 30, 2010 and May 31, 2010, respectively. The accrued expenses mainly include accrued land lease expenses, accrued electricity and utility expenses, and accrued interest.

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

Total outstanding amount of related party payable was $681,306 and $47,125 as of November 30, 2010 and May 31, 2010, respectively. These payables bear no interest and have no fixed payment terms. Currently, the related party payable consists of the following:

	November 30, 2010	May 31, 2010
Rong Yang (Chairman)	$681,306	$47,125
Total	$681,306	$47,125

Total outstanding amount of related party receivables was $1,225,696 and $1,286,945 as of November 30, 2010 and May 31, 2010, respectively. These receivables require no interest and have no fixed re-payment terms. Currently, the receivables from related party consist of the following:

	November 30, 2010		May 31, 2010
Yang Ming (Chairman Yang Rong’s brother)	$161,000	(1)	$147,817
Guiping Liao (CEO’s wife)	1,044,696	(1)	1,126,661
Xi Yang (CEO’s son)	20,000	(1)	12,467
	$1,225,696		$1,286,945

(1)	The purpose of these related party receivables are for business purposes such as travel advances and advances to vendors paid through related parties.

10.	Debt

Bank Loan Payable

On October 16, 2009, the Company borrowed $1,466,000 from Beijng Bank. The loan is unsecured, and with an annual interest rate of 5.31%. $1,317,600 of the total amount is guaranteed by an unrelated party. The due dates are as follows: $146,400 due on July 16, 2010, $292,800 due on August 16, 2010, $439,200 due on September 16, 2010, and $439,200 due on October 16, 2010. Interest expenses are due on the 16th of every third month. As of November 30, 2010 and May 31, 2010, the loan payable to bank amounted to $0 and $1,317,600, respectively. There is no interest expense capitalized into construction in progress for the three and six months ended November 30, 2010 and 2009.

Interest

Total interest expense and financial charges for the three months ended November 30, 2010 and 2009 on all debt amounted to $51,574 and $3,183, respectively. Total interest expense and financial charges for the six months ended November 30, 2010 and 2009 on all debt amounted to $103,207 and $3,655, respectively. Total interest income for the three months ended November 30, 2010 and 2009 amounted to $450 and $0, respectively. Total interest income for the six months ended November 30, 2010 and 2009 amounted to $994 and $0, respectively.

Capital Leases

In July 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $1,774,368 with an annual interest rate of 6.76%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $1,965,343. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $22,106 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 19 months from December 2010 to June 2012 are as follows:

Total lease payment	$1,272,753
Less imputed interest	83,205
Total capital lease obligation as of November 30, 2010	1,189,548
Less current maturity	662,398
Capital lease obligation – long-term portion as of November 30, 2010	$527,150

The future lease commitments for the next three years after November 30, 2010 are as follows:

2011	$728,614
2012	544,139
2013	-
Total	$1,272,753

In November 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $187,392 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $205,050. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,811 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 28 months from December 2010 to March 2013 are as follows:

Total lease payment	$169,580
Less imputed interest	11,976
Total capital lease obligation as of November 30, 2010	157,604
Less current maturity	67,869
Capital lease obligation – long-term portion as of November 30, 2010	$89,735

The future lease commitments for the next three years after November 30, 2010 are as follows:

2011	$76,019
2012	81,866
2013	11,695
Total	$169,580

In December 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $545,779 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $597,200. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $6,822 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 29 months from December 2010 to April 2013 are as follows:

Total lease payment	$596,078
Less imputed interest	50,017
Total capital lease obligation as of November 30, 2010	546,061
Less current maturity	269,043
Capital lease obligation – long-term portion as of November 30, 2010	$277,018

The future lease commitments for the next three years after November 30, 2010 are as follows:

2011	$306,554
2012	153,277
2013	136,247
Total	$596,078

In December 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $249,466 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $272,920. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $3,118 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 28 months from December 2010 to March 2013 are as follows:

Total lease payment	$256,889
Less imputed interest	20,424
Total capital lease obligation as of November 30, 2010	236,465
Less current maturity	117,003
Capital lease obligation – long-term portion as of November 30, 2010	$119,462

The future lease commitments for the next three years after November 30, 2010 are as follows:

2011	$132,337
2012	93,414
2013	31,138
Total	$256,889

In January 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $56,979 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $59,067. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $814 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 2 months from December 2010 to January 2011 are as follows:

Total lease payment	$12,592
Less imputed interest	584
Total capital lease obligation as of November 30, 2010	12,008
Less current maturity	12,008
Capital lease obligation – long-term portion as of November 30, 2010	$0

The future lease commitments for the next three years after November 30, 2010 are as follows:

2011	$12,592
2012	-
2013	-
Total	$12,592

In February 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $14,640 with an annual interest rate of 9.98%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $17,034. The title of the equipment will be transferred back to the Company upon the last payment. The minimum payments for the remaining lease term of 27 months from December 2010 to February 2013 are as follows:

Total lease payment	$13,090
Less imputed interest	1,409
Total capital lease obligation as of November 30, 2010	11,681
Less current maturity	6,390
Capital lease obligation – long-term portion as of November 30, 2010	$5,291

The future lease commitments for the next three years after November 30, 2010 are as follows:

2011	$7,757
2012	4,363
2013	970
Total	$13,090

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $203,789 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $222,991. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,547 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 28 months from December 2010 to March 2013 are as follows:

Total lease payment	$203,493
Less imputed interest	15,729
Total capital lease obligation as of November 30, 2010	187,764
Less current maturity	90,177
Capital lease obligation – long-term portion as of November 30, 2010	$97,587

The future lease commitments for the next three years after November 30, 2010 are as follows:

2011	$101,747
2012	76,310
2013	25,436
Total	$203,493

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $28,489 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $29,534. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $407 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 5 months from December 2010 to April 2011 are as follows:

Total lease payment	$12,633
Less imputed interest	210
Total capital lease obligation as of November 30, 2010	12,423
Less current maturity	12,102
Capital lease obligation – long-term portion as of November 30, 2010	$321

The future lease commitments for the next three years after November 30, 2010 are as follows:

2011	$12,633
2012	-
2013	-
Total	$12,633

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $339,642 with an annual interest rate of 11.13%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for two years, with total payments of approximately $380,403. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $293 will be paid by the Company related to this lease. The minimum payments for the remaining lease term of 17 months from December 2010 to April 2012 are as follows:

Total lease payment	$325,450
Less imputed interest	29,644
Total capital lease obligation as of November 30, 2010	295,806
Less current maturity	216,659
Capital lease obligation – long-term portion as of November 30, 2010	$79,147

The future lease commitments for the next three years after November 30, 2010 are as follows:

2011	$244,087
2012	81,363
2013	-
Total	$325,450

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $1,161,830 with an annual interest rate of 11.13%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for two years, with total payments of approximately $1,301,262. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,928 will be paid by the Company related to this lease. The minimum payments for the remaining lease term of 17 months from December 2010 to April 2012 are as follows:

Total lease payment	$1,113,274
Less imputed interest	101,401
Total capital lease obligation as of November 30, 2010	1,011,873
Less current maturity	741,132
Capital lease obligation – long-term portion as of November 30, 2010	$270,741

The future lease commitments for the next three years after November 30, 2010 are as follows:

2011	$834,955
2012	278,319
2013	-
Total	$1,113,274

In May 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $28,505 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $29,549. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $407 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 5 months from December 2010 to May 2011 are as follows:

Total lease payment	$12,641
Less imputed interest	209
Total capital lease obligation as of November 30, 2010	12,432
Less current maturity	12,432
Capital lease obligation – long-term portion as of November 30, 2010	$0

The future lease commitments for the next three years after November 30, 2010 are as follows:

2011	$12,641
2012	-
2013	-
Total	$12,641

In May 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $36,673 with an annual interest rate of 11.13%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for two years, with total payments of approximately $41,331. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $1,710 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 17 months from December 2010 to April 2012 are as follows:

Total lease payment	$34,227
Less imputed interest	3,117
Total capital lease obligation as of November 30, 2010	31,110
Less current maturity	22,787
Capital lease obligation – long-term portion as of November 30, 2010	$8,323

The future lease commitments for the next three years after November 30, 2010 are as follows:

2011	$25,671
2012	8,556
2013	-
Total	$34,227

The summary of all lease commitments is as follows:

Total lease payment	$4,022,700
Less imputed interest	317,925
Total capital lease obligation as of November 30, 2010	3,704,775
Less current maturity	2,230,000
Capital lease obligation – long term portion as of November 30, 2010	$1,474,775

The summary of future lease commitments for the next three years after November 30, 2010 is as follows:

2011	$2,495,607
2012	1,321,607
2013	205,486
Total	$4,022,700

11.	Noncontrolling Interest

Noncontrolling interest consists of other stockholders’ ownership interest in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership before the change of the noncontrolling interest and 5.32% of the total ownership after the change of the noncontrolling interest (Note 1). As of November 30, 2010 and May 31, 2010, the balance of noncontrolling interest was $2,644,080 and $2,046,212, respectively.

12.	Shareholder’s Equity

Stock Issuance for Compensation

On June 1, 2010, the Company hired a consulting company. As compensation, the Company paid $45,000 and issued 115,000 shares of restricted common stock, and another 100,000 shares of restricted common stock will be issued upon certain terms. The shares are valued at market price of a total of $316,250 at $2.75 per share. The cash paid was first recorded as prepaid expenses. The shares issued are recorded as deferred consulting fee. Both the prepaid expenses and deferred consulting fee will amortize to expense over the agreement term of the six-month period. As of November 30, 2010, prepaid expenses for this service has a balance of $0 and deferred consulting fee has a balance of $0.

On November 18, 2010, the Company hired an investor relationship company. As compensation, the Company agreed to issue 30,000 shares of restricted common stock. The shares are valued at market price of a total of $77,700 at $2.59 per share. As of November 30, 2010, the shares have not been issued and are recorded as shares to be issued in liabilities.

Options

On December 17, 2009, we granted to the previous CFO options to purchase 300,000 shares of common stock, with an exercise price of $3.90 per share, which was the closest stock issuance price at the date of grant. The options will vest over 2 years and expire 3 years after the vesting date or after a termination date whichever is earlier. All the options were forfeited immediately when the CFO resigned the position on October 25, 2010.

On February 12, 2010, we granted to our CEO options to purchase 400,000 shares of common stock, with an exercise price of $3.90 per share. The options will vest over 2 years and no option can be exercised after 5 years from the vesting date.

The assumptions used in calculating the fair value of the above options granted using the Black-Scholes option- pricing model are as follows:

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

The assumptions used in calculating the fair value of the above options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.35%
Expected life of the options	1- 2 years
Expected volatility	45%
Expected dividend yield	0

On October 25, 2010, we granted to our newly appointed CFO options to purchase 150,000 shares of common stock, with an exercise price of $3.90 per share. The options will vest over 1 year and expire 3 years after the vesting date or after a termination date whichever is earlier.

The assumptions used in calculating the fair value of the above option granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.22%
Expected life of the options	1- 2 years
Expected volatility	81%
Expected dividend yield	0

Following is a summary of the stock option activity for the three months ended November 30, 2010:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, May 31, 2010	740,000	$3.90	$0.00
Granted	150,000	-	-
Forfeited	300,000	-	-
Exercised	-	-	-
Outstanding November 30, 2010	590,000	$3.90	$0.00

Following is a summary of the status of options outstanding at November 30, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.90	590,000	1.06	$3.90	-	$3.90

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, May 31, 2010	1,504,160	1,504,160	$5.69	3.05
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, November 30, 2010	1,504,160	1,504,160	$5.69	2.55

13.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan. The total expense for the above plan was $33,417 and $43,488 for the three months ended November 30, 2010 and 2009, respectively. The total expense for the above plan was $35,558 and $48,161 for the six months ended November 30, 2010 and 2009, respectively.

14.	Income Tax

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended November 30, 2010 and 2009:

	2010	2009

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	0

China income tax exemption	19.1	0

Total provision for income taxes	5.9%	0%

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of November 30, 2010 and May 31, 2010.

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of November 30, 2010 and May 31, 2010.

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

	For the six months ended November 30,
	2010	2009
Income tax expenses
Current tax	$-	$-
Change in deferred tax assets	128,645	3,196
Change in valuation allowance	(128,645)	(3,196)
Total	$-	$-

Hongruida is subject to a 25% income tax rate. According to Chinese tax law, the income tax will be calculated at the year end. As of November 30, 2010, the Company has accrued tax payable of $1,032,164 for income tax expenses for Hongruida.

The estimated tax savings due to the tax exemption for the three months ended November 30, 2010 and 2009 amounted to approximately $1,492,075 and $791,525, respectively. The estimated tax savings due to the tax exemption for the six months ended November 30, 2010 and 2009 amounted to approximately $2,800,486 and $1,298,041, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended November 30, 2010 by $0.12. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the six months ended November 30, 2010 by $0.22. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended November 30, 2009 by $0.12. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the six months ended November 30, 2009 by $0.32.

15.	Other Income (Expenses)

Other income was $8,482 and $18,666 for the three and six months ended November 30, 2010, respectively. It consists of income from selling recycled paper and vehicle accident compensation. Other expenses were $8,877 and $8,877 for the three and six months ended November 30, 2010, respectively. Other expenses are net losses from property, plant and equipment disposal.

Other income was $4,996 and $4,996 for the three and six months ended November 30, 2009, respectively. It mainly consists of fines from employees. Other expenses were $0 and $0 for the three and six months ended November 30, 2009, respectively.

16.	Concentration of Credit Risks and Uncertainties

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

Three major customers, China Railway Construction Group, China Construction Group, and Jiangxi Jinggangshan Road and Bridge construction Company accounted for 16%, 14% and 11% of the Company’s total sales for the three months ended November 30, 2010, respectively. Three major customers, China Railway Construction Group, Jiangxi Jinggangshan Road and Bridge construction Company, and China Construction Group accounted for 17%, 16% and 10% of the Company’s total sales for the six months ended November 30, 2010, respectively.

Four major customers, Mingsheng Group, China Construction Group, Guangzhou Tianli Construction Group, and Beijing Sanyuan Construction Inc. accounted for 14%, 14%, 11% and 11% of the Company’s total sales for the three months ended November 30, 2009, respectively. Three major customers, Mingsheng Group, China Construction Group, and Beijing Sanyuan Construction Group accounted for 11%, 11% and 11% of the Company’s total sales for the six months ended November 30, 2009, respectively.

Three customers, China Construction Group, China Railway Construction Group, and Guangzhou Tianli Construction Group accounted for 11%, 11%, and 10% of the Company’s accounts receivable balance at November 30, 2010. Two customers, China Railway Construction Group, and Guangzhou Tianli Construction Group, accounted for 26% and 10% of the Company’s accounts receivable balance at May 31, 2010.

Two major vendors, Tangshan Jidong Cement Company, and Hekai Stone and Sand Company accounted for 19% and 13% of the Company’s total inventory purchases for the three months ended November 30, 2010. Two major vendors, Tangshan Jidong Cement Company and Hekai Stone and Sand Company accounted for accounted for 12% and 12% of the Company’s total inventory purchases for the six months ended November 30, 2010.

The top five major vendors accounted for 34% of the Company’s total purchases for the three months ended November 30, 2009, with no one major vendor accounting for more than 10% of the total purchases. One major vendor accounted for 11% of the Company’s accounts payable at May 31, 2010.

No major vendor accounted for over 10% of the Company’s accounts payable at November 30, 2010. No vendor accounted for more than 10% of the Company’s accounts payable at November 30, 2009.

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

Operating Lease Commitment

As of November 30, 2010, the Company was committed to minimum rentals for the leased land under long-term non-cancellable operating leases as follows:

Twelve Months Ended November 30,
2011	$267,890
2012	144,774
2013	109,719
2014	109,719
2015	109,719
Thereafter	652,678
Total:	$1,394,499

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

Operating lease expenses amounted to $66,654 and $12,100 for the three months ended November 30, 2010 and 2009, respectively. Operating lease expenses amounted to $126,888 and $24,192 for the six months ended November 30, 2010 and 2009, respectively.

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

Unless the context otherwise requires, The "Company", "we," "us," and "our," refer to (i) China Infrastructure Construction Corporation; (ii) Beijing Chengzhi Qianmao Concrete Co., Ltd. (“Beijing Concrete”), (iii) Beijing Fortune Capital Management, Ltd. (“BFCM”), (iv) Shaanxi Hongruida Concrete, Ltd. (“Hongruida”), and (v) Northern Construction Holdings, Ltd. (“NCH”).

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

Results of Operations

Three months ended November 30, 2010 Compared to Three months ended November 30, 2009

Net Revenue

Net Revenue for the three months ended November 30, 2010 was $25,930,120 as compared to $19,155,132 for the same period last year, an increase of $6,774,988, or approximately 35.37%. The increase in net revenue is mainly attributable to our geographic expansion. We had set up new factories in Xi’an and Shidu in 2010. The sales volume of concrete products increased by approximately 31.31% for the three months ended November 30, 2010, as compared to the same period last year. The increase in net revenue is also attributable to technical services we provided to a Tianjin concrete producer since late March 2010, which is a new addition to our main business. These services generated approximately $0.47 million in our net revenue for the three months ended November 30, 2010.

Costs of Goods Sold

Cost of goods sold for the three months ended November 30, 2010 was $18,703,068 as compared to $14,655,122 for the same period last year, an increase of $4,047,946 or approximately 27.62%. The increase in cost of goods sold is mainly because of our increased sales volume.

Gross Profit

Gross profit for the three months ended November 30, 2010 was $7,227,052, an increase of $2,727,042 or approximately 60.60%, as compared to $4,500,010 for the same period last year. The increase in gross profit is attributable to the increase of sales due to geographic development of our business, our business expansion into technical services sector, and vertical integration with one sand and stone vendor.

Gross Profit Margin

Gross profit margin for the three months ended November 30, 2010 was 27.87%, compared to 23.49% for the same period last year. The increase of the gross profit margin is mainly because technical services provided a higher margin and our merger with one sand and stone company lowered the cost of goods sold.

General and administrative Expenses

General and administrative expenses for the three months ended November 30, 2010 were $1,851,878, as compared to $28,794,545 for the same period last year, a decrease of $26,942,667, or approximately 93.57%. The decrease was primarily due to the $27,422,242 one time non-cash compensation expenses included in the general and administrative expenses for the three months ended November 30, 2009.

Operating Income (Loss)

Our operating income for the three months ended November 30, 2010 was $5,375,174, an increase of $29,669,709 as compared to operating loss of $24,294,535 for the same period last year. The increased income was due to the increased sales revenue as a result of our business expansion geographically, the increased revenue of the same batch plants as well as our transition towards the business of a higher profit margin. In addition, the Company in the comparable period in 2009 carried a loss because the one-time non-cash compensation expenses of $27,422,242 were included in the general and administrative expenses for the three months ended November 30, 2009.

Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended November 30, 2010 and 2009:

	2010	2009

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	0

China income tax exemption	21.5	0

Total provision for income taxes	3.5%	0%

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of November 30, 2010 and May 31, 2010.

Hong Kong

As the Company has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of November 30, 2010 and May 31, 2010.

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Beijing Concrete is subject to a special tax exemption approved by the PRC tax department. The exemption of income tax to the Company will last until December 31, 2010, and starting from year 2011, the Company will be subject to an income tax at a standard rate of 25%.

BFCM has an accumulated operating loss, thus there is no income tax expense for BFCM. The Company has not recorded deferred taxes, as valuation allowances were provided because all significant differences in tax basis and financial statement amounts are permanent differences.

	For the three months ended November 30
	2010	2009
Income tax expenses
Current tax	$-	$-
Change in deferred tax assets	88,696	3,196
Change in valuation allowance	(88,696)	(3,196)
Total	$-	$-

Hongruida is subject to a 25% income tax rate. According to Chinese tax law, the income tax will be calculated at the year end. As of November 30, 2010, the Company has accrued tax payable of $1,032,164 for income tax expenses for Hongruida.

The estimated tax savings due to the tax exemption for the three months ended November 30, 2010 and 2009 amounted to approximately $1,492,075 and $791,525, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended November 30, 2010 by $0.12. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended November 30, 2009 by $0.12.

Net Income (Loss) Attributable To China Infrastructure Construction Corporation

Net income was $4,878,251 for the three months ended November 30, 2010, an increase of $29,344,639 as compared to net loss of $24,466,388 for the same period last year. The increase was primarily due to the increased sales as a result of our business expansion geographically and towards the business of a higher profit margin. In addition, the Company carried a loss in the comparable period in 2009 because the one-time non-cash compensation expenses of $27,422,242 were included in the general, and administrative expenses for the three months ended November 30, 2009.

Six months ended November 30, 2010 Compared to Six months ended November 30, 2009

Net Revenue

Net Revenue for the six months ended November 30, 2010 was $47,117,650 as compared to $31,410,860 for the same period last year, an increase of $15,706,790, or approximately 50.00%. The increase in net revenue is mainly attributable to our geographic expansion. We had set up new factories in Xi’an and Shidu in 2010. The sales volume of concrete products increased by approximately 51.18% for the six months ended November 30, 2010 as compared to the same period last year. The increase in net revenue is also attributable to technical services we provided to a Tianjin concrete producer since late March 2010, which is a new addition to our main business. These services generated approximately $1.70 million in net revenue for the six months ended November 30, 2010.

Costs of Goods Sold

Cost of goods sold for the six months ended November 30, 2010 was $33,757,085 as compared to $24,504,167 for the same period last year, an increase of $9,252,918, or approximately 37.76%. The increase in cost of goods sold is mainly because of our increased sales volume.

Gross Profit

Gross profit for the six months ended November 30, 2010 was $13,360,565, an increase of $6,453,872 or approximately 93.44% as compared to $6,906,693 for the same period last year. The increase in gross profit is attributable to the increase of sales due to geographic development of our business, our business expansion into technical services sector and our vertical integration with one sand and stone vendor.

Gross Profit Margin

Gross profit margin for the six months ended November 30, 2010 was 28.36%, compared to 21.99% for the same period last year. The increase of the gross profit margin is mainly because technical services provided a higher margin and our merger with one sand and stone supplier lowered the cost of goods sold.

General and administrative Expenses

General and administrative expenses for the six months ended November 30, 2010 were $3,294,188, as compared to $29,183,485 for the same period last year, a decrease of $25,889,297, or approximately 88.71%. The decrease was mainly because the one-time non-cash compensation expenses of $27,422,242 were included in the general and administrative expenses for the six months ended November 30, 2009.

Operating Income (Loss)

Our operating income for the six months ended November 30, 2010 was $10,066,377 an increase of $32,343,169, as compared to operating loss of $22,276,792 for the same period last year. The increased income was due to the increased sales revenue as a result of our business expansion geographically and our transition towards the business with higher profit margin. In addition, the one-time non-cash compensation expenses of $27,422,242 were included in the general and administrative expenses for the six months ended November 30, 2009.

Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended November 30, 2010 and 2009:

	2010	2009

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	0

China income tax exemption	19.1	0

Total provision for income taxes	5.9%	0%

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of November 30, 2010 and May 31, 2010.

Hong Kong

As the Company has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of November 30, 2010 and May 31, 2010.

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Beijing Concrete is subject to a special tax exemption approved by the PRC tax department. The exemption of income tax to the Company will last until December 31, 2010, and starting from year 2011, the Company will be subject to an income tax at a standard rate of 25%.

BFCM has an accumulated operating loss, thus there is no income tax expense for BFCM. The Company has not recorded deferred taxes, as valuation allowances were provided because all significant differences in tax basis and financial statement amounts are permanent differences.

	For the six months ended November 30
	2010	2009
Income tax expenses
Current tax	$-	$-
Change in deferred tax assets	128,645	3,196
Change in valuation allowance	(128,645)	(3,196)
Total	$-	$-

Hongruida is subject to a 25% income tax rate. According to Chinese tax law, the income tax will be calculated at the year end. As of November 30, 2010, the Company has accrued tax payable of $1,032,164 for income tax expenses for Hongruida.

The estimated tax savings due to the tax exemption for the six months ended November 30, 2010 and 2009 amounted to approximately $2,800,486 and $1,298,041,respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the six months ended November 30, 2010 by $0.22. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the six months ended November 30, 2009 by $0.32.

Net Income (Loss) Attributable To China Infrastructure Construction Corporation

Net income was $8,854,700 for the six months ended November 30, 2010, an increase of $ 31,414,285 as compared to net loss of $22,559,585 for the same period last year. The increase was primarily due to the increased sales as a result of our business expansion geographically and our transition towards business of a higher profit margin. In addition, the one-time non-cash compensation expenses of $27,422,242 were included in the general and administrative expenses for the six months ended November 30, 2009.

Liquidity and Capital Resources

As of November 30, 2010, we had cash and cash equivalents of $803,470. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, capital from shareholders. Due to the competitive environment, our raw materials suppliers are willing to accept our accounts receivable and credit the Company for the payments to the accounts payable. We usually enter into assignment agreements with our suppliers, whereby the suppliers shall be entitled to the amounts due and owed by our customer and the Company shall assist the suppliers on collection. Under these assignment agreements, the Company has the obligation of notifying the customers about the assignment, and in any event that the suppliers are not able to collect such accounts receivable due to a fault other than the suppliers,’ the Company shall still have the obligation to pay off the suppliers. In the concrete industry, the raw material suppliers, with their locality and good relationship with local construction companies who often become our customers, are in a better position to collect the receivable from our customers. All assigned accounts receivable to our suppliers were collected as of the end of our second fiscal quarter of 2011. In the six months ended November 30, 2010, we paid approximately $17,672,576 or 64.99% of the raw materials with our accounts receivable. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, the timing of accounts receivable collections and the acceptance of our accounts receivable as payment instrument by raw material suppliers.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months Ended November 30
	2010	2009
	Unaudited	Unaudited
Net cash provided by (used in) operating activities	$1,293,846	$(3,661,951)
Net cash (used in) investing activities	(360,446)	(918,285)
Net cash provided by (used in) financing activities	(1,253,339)	10,151,014
Effect of exchange rate change on cash and cash equivalents	20,530	10,510
(Decrease) Increase in cash and cash equivalents	(299,409)	5,581,288
Cash and cash equivalents, beginning balance	1,102,879	921,841
Cash and cash equivalents, ending balance	803,470	6,503,129

Operating Activities

Net cash provided by operating activities was $1,293,846 for the six months ended November 30, 2010, an increase of $4,955,797 as compared to $3,661,951 net cash used in operating activities for the same period last year. The increase of net cash provided by operating activities was mainly due to the increase of net income and tax payable offset by prepayment. Accounts receivable increased as well as a result of the growing sales. We typically had long-term annual and multi-year contracts with our major customers. We entered into varying payment terms with our customers ranging from payment before delivery, payment on delivery or up to 1 year after the project completion. As of November 30, 2010, trade accounts receivable with aging over twelve months old amounted to $7,294,414, accounting for 10.92% of total trade accounts receivable.

Investing Activities

Net cash used in investing activities was $360,446 for the six months ended November 30, 2010, a decrease of $557,839 as compared to $918,285 used for the same period last year. The decrease was primarily due to the decreased investments of property, plant, and equipment and decreased payment to related party receivable and the proceeds from the collection of related-party receivable and from the sale of property, plant, and equipment.

Financing Activities

Net cash used in financing activities was $1,253,339 for the six months ended November 30, 2010, compared to $10,151,014 net cash provided by financing activities for the same period last year. In addition to the cash from the proceeds of the sale of the Company’s Common Stock in October 2009, the decrease of net cash provided by financing activities was also attributable to the repayment of the Company’s bank loans that matured during the six months ended November 30, 2010 and the increased payment to our capital lease obligations.

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

Changes in Internal Control over Financial Reporting

Effective October 25, 2010, Ms. Yiru Shi resigned as the Chief Financial Officer of the Company. Ms. Shi’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective October 25, 2010, Mr. John Bai was appointed as acting Chief Financial Officer of the Company for a trial period of three months.

Except for the above, there was no other change in the Company's internal control over financial reporting during the period ended November 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

By:	/s/ Rong Yang
Rong Yang
Chief Executive Officer, Director
(principal executive officer)

By:	/s/ John Bai
John Bai
Chief Financial Officer
(principal financial and accounting officer)

Date:  January 14, 2011