Form 10-Q
period 2011-02-28
CHINA INFRASTRUCTURE CONSTRUCTION Corp
filed 2011-05-05
CIK 1411057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).
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

As of May 3, 2011, there were outstanding 12,930,620 shares of the registrant’s common stock, no par value.

PART I-FINANCIAL INFORMATION

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2011 AND MAY 31, 2010

	February 28,	May 31,
	2011	2010
	(UNAUDITED)
Assets
Current assets
Cash and cash equivalents	$351,016	$1,102,879
Restricted cash	69,409	146,089
Trade accounts receivable, net	55,785,373	53,411,689
Other receivables	1,879,724	950,671
Inventories	763,972	575,452
Total current assets	58,849,494	56,186,780

Property, plant and equipment, net	7,579,553	7,995,701

Prepayments	4,201,853	1,289,007
Accounts receivables, net - long term	7,543,381	-
Other receivables - long term	5,248,705	4,955,648
Related party receivables	207,766	1,286,945
Total other assets	17,201,705	7,531,600

Total assets	$83,630,752	$71,714,081

Liabilities and equity
Current liabilities
Trade accounts payable	$13,568,448	$13,376,119
Related party payable	50,558	47,125
Other payables	3,237,128	2,217,307
Current portion of capital lease obligations	2,715,444	1,949,183
Accrued expenses	585,244	491,885
Tax payable	1,734,321	-
Shares to be issued	77,700	-
Bank loan payable	-	1,317,600
Total current liabilities	21,968,843	19,399,219

Long-term liabilities
Long-term portion of capital lease obligations	946,505	2,185,820
Total long-term liabilities	946,505	2,185,820

Total liabilities	22,915,348	21,585,039

Stockholders' Equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: no par value; 100,000,000 shares authorized; 12,930,620 and 12,815,620 shares issued and outstanding as of February 28, 2011 and May 31, 2010	43,074,404	42,252,295
Retained earnings	11,507,242	4,321,221
Accumulated other comprehensive income	3,505,615	1,509,314
Total China Infrastructure Construction Corporation stockholders' equity	58,087,261	48,082,830

Noncontrolling interests	2,628,143	2,046,212

Total liabilities and equity	$83,630,752	$71,714,081

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2011 AND 2010
(UNAUDITED)

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
	2011	2010	2011	2010
Sales Revenue, Net
Concrete Sales	$18,211,981	$20,249,742	$65,329,631	$51,660,602
Manufacturing Service	2,571,701	-	2,571,701	-
	20,783,682	20,249,742	67,901,332	51,660,602
Cost of goods sold
Concrete Sales	11,549,212	16,472,119	45,306,297	40,976,286
Manufacturing Service	710,935	-	710,935	-
	12,260,147	16,472,119	46,017,232	40,976,286

Gross profit	8,523,535	3,777,623	21,884,100	10,684,316

General and administrative expenses	10,083,492	763,041	13,377,622	29,946,526

Net operating income (loss)	(1,559,957)	3,014,582	8,506,478	(19,262,210)

Other income (expense):
Interest income	9,219	-	10,213	-
Interest expense	(51,688)	(92,889)	(154,895)	(96,544)
Other income	137,660	498,249	156,326	503,245
(Loss) from disposal of property, plant and equipment	-	-	(8,935)	-
Total other income	95,191	405,360	2,709	406,701

Net income (loss) before income taxes	(1,464,766)	3,419,942	8,509,187	(18,855,509)

Income taxes	273,429	-	854,359	-

Net income (loss)	(1,738,195)	3,419,942	7,654,828	(18,855,509)

Less (Add): Net income (loss) attributable to noncontrolling interests	(69,516)	191,773	468,807	475,907

Net income (loss) attributable to China Infrastructure Construction Corporation	$(1,668,679)	$3,228,169	$7,186,021	$(19,331,416)

Earnings (loss) per share - basic	$(0.13)	$0.28	$0.56	$(2.97)

Basic weighted average shares outstanding	12,930,620	11,546,195	12,930,199	6,514,531

Earnings (loss) per share - diluted	$(0.13)	$0.28	$0.56	$(2.97)

Diluted weighted average shares outstanding	12,930,620	11,587,053	12,930,199	6,527,849

Comprehensive income

Net income (loss)	(1,738,195)	3,419,942	7,654,828	(18,855,509)

Foreign currency translation adjustment	887,918	17,787	2,109,425	(173,482)

Comprehensive income (loss)	$(850,277)	$3,437,729	$9,764,253	$(19,028,991)

Comprehensive income (loss) attributable to non-controlling interests	$(15,937)	$192,662	$581,931	$467,233

Comprehensive income (loss) attributable to China Infrastructure Construction Corporation	$(834,340)	$3,245,067	$9,182,322	$(19,496,224)

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011 AND 2010
(UNAUDITED)

	February 28,
	2011		2010

Cash flows from operating activities:
Net income (loss)		$7,654,828	$(18,855,509)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
(Gain) Loss from property, plant and equipment disposal		8,935	(496,782)
Bad debt expenses		8,016,081	420,217
Depreciation		1,190,034	813,751
Shares issued for compensation		316,250	27,422,242
Stock option expenses		505,859	58,030
Changes in operating liabilities and assets:
Trade accounts receivable		(15,597,087)	(14,867,003)
Prepayments		(2,805,594)	-
Inventories		(161,797)	(1,088,087)
Other receivables		(961,399)	(1,961,370)
Trade accounts payable		(342,068)	487,288
Other payables		886,375	76,478
Accrued expenses and tax payable		101,161	9,887
Shares to be issued		77,700	-
Tax payable		1,701,318	-
Net cash provided by (used in) operating activities		590,596	(7,980,858)

Cash flows from investing activities:
Property, plant, and equipment additions		(506,657)	(1,209,849)
Property, plant, and equipment disposal		37,375	-
Proceeds from related party receivable		1,079,179	-
Net cash provided by (used in) investing activities		609,897	(1,209,849)

Cash flows from financing activities:
Shares issued for cash		-	8,605,626
Restricted cash		76,680	(158,089)
Proceeds from Bank loan payable and capital lease obligations		31,111	1,466,300
Payment to Bank loan payable and capital lease obligations		(2,006,905)	-
Proceeds from related party payable		-	211,755
Payments to related party payable		(76,427)	-
Net cash provided by (used in) financing activities		(1,975,541)	10,125,592

Effect of rate changes on cash		23,185	10,691

(Decrease) Increase in cash and cash equivalents		(751,863)	945,576
Cash and cash equivalents, beginning of period		1,102,879	921,841
Cash and cash equivalents, end of period		$351,016	$1,867,417

Supplemental disclosures of cash flow information:
Interest paid in cash		$102,703	$94,159
Income taxes paid in cash		$-	$-
Non-cash investing activities:
Acquisition of property, plant and equipment through other payable		$-	$2,261,763
Disposal of property, plant and equipment through other receivable	$		$3,808,660
Related party receivable offset by payable to related party payable	$		$674,289

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
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

On October 8, 2008, China Infrastructure entered into and consummated the transactions contemplated under a Share Exchange Agreement with Northern Construction Holdings, Ltd., a Hong Kong limited company (“NCH”) and its shareholder pursuant to which China Infrastructure issued 1,200,000 shares of China Infrastructure common stock (the “Share Exchange”) in exchange for all issued and outstanding common stock of NCH.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

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

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP. Operating results for the nine-month period ended February 28, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended May 31, 2010.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

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
FEBRUARY 28, 2011
(UNAUDITED)

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

Restricted Cash

In accordance with the Escrow Agreement and the Subscription Agreement (note 12) signed by China Infrastructure Construction Corporation, Trillion Growth China General Partner and Anslow & Jaclin, LLP (the “Escrow Agent”) in October 2009, the Company was required to keep with the Escrow Agent $120,000 immediately on the Closing Date of the Subscription Agreement. This fund can only be disbursed when certain criteria are met. The escrow account also keeps $38,089 of attorney fees as a covenant for future services. As of February 28, 2011 and May 31, 2010, the amount not disbursed was $69,409 and $146,089, respectively, and these are included in restricted cash in the consolidated balance sheets. Deposits held in the escrow account are not insured by any government entity or agency.

Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. Allowance for doubtful debts amounted to $8,584,891 and $397,042 as of February 28, 2011 and May 31, 2010, respectively.

The ultimate collection of the Company’s accounts receivable may take more than one year, and any portion of accounts receivable expected to be collected in more than one year is reflected as non-current, net of allowance for doubtful accounts relating to that portion of the receivables. The bifurcation between current and non-current portions of accounts receivable is based on management’s estimate and predicated on historical collection experience.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventories consist of the following:

	February 28, 2011	May 31, 2010
Raw materials	$763,972	$575,452

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of February 28, 2011, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

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
FEBRUARY 28, 2011
(UNAUDITED)

Shipping Income and Expense

ASC 605-45-20 “Shipping and Handling Costs” establishes standards for the classification of shipping and handling costs. All amounts billed to a customer related to shipping and handling are classified as revenue.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses charged to operations were $0 for the three and nine months ended February 28, 2011 and 2010, respectively. Advertising costs, if any, are included in selling, general and administrative expense on the income statement.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

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

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of February 28, 2011 and May 31, 2010.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of February 28, 2011 and May 31, 2010.

PRC

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Beijing Concrete is subject to a special tax exemption approved by the PRC tax department. The exemption of income tax to the Company lasted until December 31, 2010, and from year 2011, the Company is subject to an income tax at a standard rate of 25%. The Company has an operating loss since January 1, 2011, and as a result, there is no income tax expense as of February 28, 2011.

BFCM has an accumulated operating loss, thus there is no income tax expense for BFCM. The Company has not recorded deferred taxes, as valuation allowances were provided because all significant differences in tax basis and financial statement amounts are permanent differences.

	For the nine months ended February 28,
	2011	2010
Income tax expenses
Current tax	$-	$-
Change in deferred tax assets	238,956	19,810
Change in valuation allowance	(238,956)	(19,810)
Total	$-	$-

Hongruida is subject to a 25% income tax rate. According to Chinese tax law, the income tax will be calculated at the year end. As of February 28, 2011, the Company has accrued income tax payable of $870,932 for income tax expenses for Hongruida.

The current income tax expense and deferred tax expense for the three and nine months ended February 28, 2011 and 2010 are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Current tax expense	$273,429	$-	$854,359	$-
Deferred tax expense	$-	$-	$-	$-

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
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
FEBRUARY 28, 2011
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

The following is a reconciliation of the basic and diluted earnings per share for the three and nine months ended February 28, 2011 and 2010:

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
	2011	2010	2011	2010
Net income (loss) for earnings per share attributable to China Infrastructure Construction Corporation	$(1,668,679)	$3,228,169	$7,186,021	$(19,331,416)

Weighted average shares used in basic computation	12,930,620	11,546,195	12,930,199	6,514,531

Diluted effect of warrants and options	-	40,858	-	13,318

Weighted average shares used in diluted computation	12,930,620	11,587,053	12,930,199	6,527,849

Earnings (loss) per share, basic	$(0.13)	$0.28	$0.56	$(2.97)

Earnings (loss) per share, diluted	$(0.13)	$0.28	$0.56	$(2.97)

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

For the three and nine months ended February 28 2010, the Company does not have more than one segment. For the three and nine months ended February 28, 2011, the Company has revenues from manufacturing service and concrete sales. The Company does not disaggregate the sales and administrative expenses for these two segments. Detailed information of the segments is as follows:

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
	2011	2010	2011	2010
Sales Revenue, Net
Concrete Sales	$18,211,981	$20,249,742	$65,329,631	$51,660,602
Manufacturing Service	2,571,701	-	2,571,701	-
	20,783,682	20,249,742	67,901,332	51,660,602
Cost of goods sold
Concrete Sales	11,549,212	16,472,119	45,306,297	40,976,286
Manufacturing Service	710,935	-	710,935	-
	$12,260,147	$16,472,119	$46,017,232	$40,976,286

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

Recent Accounting Pronouncements

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

The Company has reviewed the Accounting Standards Updates up through 2011-03.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

4.	Property, Plant and Equipment

Plant and equipment consist of the following:

	February 28, 2011	May 31, 2010
Office trailers	$939,546	$902,556
Machinery and equipment	9,431,263	8,292,669
Motor vehicles	746,503	1,452,308
Furniture and office equipment	595,182	509,611
Construction in progress	743,499	421,716
Total property, plant and equipment	12,455,993	11,578,860
Accumulated depreciation	(4,876,440)	(3,583,159)
Net property, plant and equipment	$7,579,553	$7,995,701

Depreciation expense included in general and administrative expenses for the three months ended February 28, 2011 and 2010 was $39,520 and $54,303, respectively. Depreciation expense included in general and administrative expenses for the nine months ended February 28, 2011 and 2010 was $144,504 and $160,656, respectively. Depreciation expense included in cost of sales for the three months ended February 28, 2011 and 2010 was $277,301 and $211,016, respectively. Depreciation expense included in cost of sales for the nine months ended February 28, 2011 and 2010 was $1,045,530 and $653,095, respectively.

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

Interest costs totaling $0 were capitalized into construction in progress for the three and nine months ended February 28, 2011 and 2010.

5.	Prepayments

Prepayments consist of the prepaid expenses and the monies deposited with the suppliers for purchasing vehicles and raw material. The total outstanding amount was $4,201,853 and $1,289,007 as of February 28, 2011 and May 31, 2010, respectively. There is no provision made for the prepayment at February 28, 2011 and May 31, 2010.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

6.	Other Receivables

Other receivables in current assets amounted to $1,879,724 and $950,671 as of February 28, 2011 and May 31, 2010, respectively.

Other receivables in long-term assets amounted to $5,248,705 and $4,955,648 as of February 28, 2011 and May 31, 2010, respectively.

As of February 28, 2011, other receivables include approximately $3.36 million related to construction in progress disposal to an unrelated party. On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount will be due in 4 annual equal installments starting September 1, 2010. The receivable is unsecured, interest free, and with fixed repayment dates. Approximately $960,120 of this total $3.8 million was received by April 2011.

Other receivables also include insurance claims and deposits that are due from unrelated parties, interest free, unsecured, and with no fixed repayment date, and advances to employees for business purposes.

The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable. The Company provides for allowances on a specific account basis. There is no provision made for the other receivables at February 28, 2011 and May 31, 2010.

7.	Other Payables

Other payables in current liabilities consist of the following as of February 28, 2011 and May 31, 2010

	February 28, 2011	May 31, 2010
Commission payable	$1,732,102	$1,488,213
Payable to CRCG (note 1)	1,113,704	265,838
Staff and other companies deposit	391,322	463,256
Total other payables	$3,237,128	$2,217,307
Commission expense has been included in cost of goods sold.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

8.	Accrued Expenses

Accrued expenses amounted to $585,244 and $491,885 as of February 28, 2011 and May 31, 2010, respectively. The accrued expenses mainly include accrued land lease expenses, accrued electricity and utility expenses, and accrued interest.

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

Total outstanding amount of related party payable was $50,558 and $47,125 as of February 28, 2011 and May 31, 2010, respectively. These payables bear no interest and have no fixed payment terms. Currently, the related party payable consists of the following:

	February 28, 2011	May 31, 2010
Rong Yang (Chairman)	$50,558	$47,125
Total	$50,558	$47,125

Total outstanding amount of related party receivables was $207,766 and $1,286,945 as of February 28, 2011 and May 31, 2010, respectively. These receivables require no interest and have no fixed re-payment terms. Currently, the receivables from related party consist of the following:

	February 28, 2011		May 31, 2010
Yang Ming (Chairman Yang Rong’s brother)	$40,000	(1)	$147,817
Guiping Liao (CEO’s wife)	147,766	(1)	1,126,661
Xi Yang (CEO’s son)	20,000	(1)	12,467
	$207,766		$1,286,945

(1)	The purpose of these related party receivables are for business purposes such as travel advances and advances to vendors paid through related parties.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

10.	Debt

Bank Loan Payable

On October 16, 2009, the Company borrowed $1,466,000 from Beijng Bank. The loan is unsecured, and with an annual interest rate of 5.31%. $1,317,600 of the total amount is guaranteed by an unrelated party. The due dates are as follows: $146,400 due on July 16, 2010, $292,800 due on August 16, 2010, $439,200 due on September 16, 2010, and $439,200 due on October 16, 2010. Interest expenses are due on the 16th of every third month. As of February 28, 2011 and May 31, 2010, the loan payable to bank amounted to $0 and $1,317,600, respectively. There is no interest expense capitalized into construction in progress for the three and nine months ended February 28, 2011 and 2010.

Interest

Total interest expense and financial charges for the three months ended February 28, 2011 and 2010 on all debt amounted to $51,688 and $92,889, respectively. Total interest expense and financial charges for the nine months ended February 28, 2011 and 2010 on all debt amounted to $154,895 and $96,544, respectively. Total interest income for the three months ended February 28, 2011 and 2010 amounted to $9,219 and $0, respectively. Total interest income for the nine months ended February 28, 2011 and 2010 amounted to $10,213 and $0, respectively.

Capital Leases

In July 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $1,774,368 with an annual interest rate of 6.76%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $1,965,343. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $22,106 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 16 months from March 2011 to June 2012 are as follows:

Total lease payment	$1,193,444
Less imputed interest	70,873
Total capital lease obligation as of February 28, 2011	1,122,571
Less current maturity	898,416
Capital lease obligation – long-term portion as of February 28, 2011	$224,155

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

The future lease commitments for the next three years after February 28, 2011 are as follows:

2012	$966,115
2013	227,329
2014	-
Total	$1,193,444

In November 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $187,392 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $205,050. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,811 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 25 months from March 2011 to March 2013 are as follows:

Total lease payment	$160,090
Less imputed interest	10,586
Total capital lease obligation as of February 28, 2011	149,504
Less current maturity	75,034
Capital lease obligation – long-term portion as of February 28, 2011	$74,470

The future lease commitments for the next three years after February 28, 2011 are as follows:

2012	$83,010
2013	71,151
2014	5,929
Total	$160,090

In December 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $545,779 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $597,200. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $6,822 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 26 months from March 2011 to April 2013 are as follows:

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

Total lease payment	$587,138
Less imputed interest	47,975
Total capital lease obligation as of February 28, 2011	539,163
Less current maturity	306,146
Capital lease obligation – long-term portion as of February 28, 2011	$233,017

The future lease commitments for the next three years after February 28, 2011 are as follows:

2012	$345,375
2013	207,225
2014	34,538
Total	$587,138

In December 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $249,466 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $272,920. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $3,118 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 25 months from March 2011 to March 2013 are as follows:

Total lease payment	$244,692
Less imputed interest	18,369
Total capital lease obligation as of February 28, 2011	226,323
Less current maturity	127,181
Capital lease obligation – long-term portion as of February 28, 2011	$99,142

The future lease commitments for the next three years after February 28, 2011 are as follows:

2012	$142,079
2013	94,719
2014	7,894
Total	$244,692

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

In February 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $14,640 with an annual interest rate of 9.98%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $17,034. The title of the equipment will be transferred back to the Company upon the last payment. The minimum payments for the remaining lease term of 24 months from March 2011 to February 2013 are as follows:

Total lease payment	$11,799
Less imputed interest	1,143
Total capital lease obligation as of February 28, 2011	10,656
Less current maturity	5,063
Capital lease obligation – long-term portion as of February 28, 2011	$5,593

The future lease commitments for the next three years after February 28, 2011 are as follows:

2012	$5,899
2013	5,900
2014	-
Total	$11,799

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $203,789 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $222,991. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,547 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 25 months from March 2011 to March 2013 are as follows:

Total lease payment	$193,442
Less imputed interest	14,092
Total capital lease obligation as of February 28, 2011	179,350
Less current maturity	98,362
Capital lease obligation – long-term portion as of February 28, 2011	$80,988

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

The future lease commitments for the next three years after February 28, 2011 are as follows:

2012	$109,617
2013	77,377
2014	6,448
Total	$193,442

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $28,489 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $29,534. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $407 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 2 months from March 2011 to April 2011 are as follows:

Total lease payment	$7,686
Less imputed interest	85
Total capital lease obligation as of February 28, 2011	7,601
Less current maturity	7,601
Capital lease obligation – long-term portion as of February 28, 2011	$0

The future lease commitments for the next three years after February 28, 2011 are as follows:

2012	$7,686
2013	-
2014	-
Total	$7,686

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $375,370 with an annual interest rate of 11.13%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for two years, with total payments of approximately $437,645. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $293 will be paid by the Company related to this lease. The minimum payments for the remaining lease term of 14 months from March 2011 to April 2012 are as follows:

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

Total lease payment	$328,234
Less imputed interest	27,212
Total capital lease obligation as of February 28, 2011	301,022
Less current maturity	265,053
Capital lease obligation – long-term portion as of February 28, 2011	$35,969

The future lease commitments for the next three years after February 28, 2011 are as follows:

2012	$291,764
2013	36,470
2014	-
Total	$328,234

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $1,161,830 with an annual interest rate of 11.13%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for two years, with total payments of approximately $1,301,262. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,928 will be paid by the Company related to this lease. The minimum payments for the remaining lease term of 14 months from March 2011 to April 2012 are as follows:

Total lease payment	$1,072,386
Less imputed interest	93,303
Total capital lease obligation as of February 28, 2011	979,083
Less current maturity	867,750
Capital lease obligation – long-term portion as of February 28, 2011	$111,333

The future lease commitments for the next three years after February 28, 2011 are as follows:

2012	$959,503
2013	112,883
2014	-
Total	$1,072,386

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

In May 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $28,505 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $29,549. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $407 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 2 months from March 2011 to May 2011 are as follows:

Total lease payment	$7,690
Less imputed interest	85
Total capital lease obligation as of February 28, 2011	7,605
Less current maturity	7,605
Capital lease obligation – long-term portion as of February 28, 2011	$0

The future lease commitments for the next three years after February 28, 2011 are as follows:

2012	$7,690
2013	-
2014	-
Total	$7,690

In August 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $154,473 with an annual interest rate of 7.98%. The lease has been accounted for as a capital lease with the same third party to lease the auto for three years, with total payments of approximately $174,212. The title of the auto will be transferred back to the Company upon the last payment. A first payment of $66,203 was paid by the Company related to this lease. The minimum payments for the remaining lease term of 33 months from March 2011 to August 2013 are as follows:

Total lease payment	$154,854
Less imputed interest	15,783
Total capital lease obligation as of February 28, 2011	139,071
Less current maturity	57,234
Capital lease obligation – long-term portion as of February 28, 2011	$81,837

The future lease commitments for the next three years after February 28, 2011 are as follows:

2012	$58,070
2013	43,552
2014	53,232
Total	$154,854

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

The summary of all lease commitments is as follows:

Total lease payment	$3,961,455
Less imputed interest	299,506
Total capital lease obligation as of February 28, 2011	3,661,949
Less current maturity	2,715,444
Capital lease obligation – long term portion as of February 28, 2011	$946,505

The summary of future lease commitments for the next three years after February 28, 2011 is as follows:

2012	$2,976,807
2013	876,606
2014	108,042
Total	$3,961,455

11.	Noncontrolling Interest

Noncontrolling interest consists of other stockholders’ ownership interest in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership before the change of the noncontrolling interest and 5.32% of the total ownership after the change of the noncontrolling interest (Note 1). As of February 28, 2011 and May 31, 2010, the balance of noncontrolling interest was $2,628,143 and $2,046,212, respectively.

12.	Shareholder’s Equity

Stock Issuance for Compensation

On June 1, 2010, the Company hired a consulting company. As compensation, the Company paid $45,000 and issued 115,000 shares of restricted common stock, and another 100,000 shares of restricted common stock will be issued upon certain terms. The shares are valued at market price of a total of $316,250 at $2.75 per share. The cash paid was first recorded as prepaid expenses. The shares issued are recorded as deferred consulting fee. Both the prepaid expenses and deferred consulting fee will amortize to expense over the agreement term of the six-month period. As of February 28, 2011, prepaid expenses for this service has a balance of $0 and deferred consulting fee has a balance of $0.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

On November 18, 2010, the Company hired an investor relationship company. As compensation, the Company agreed to issue 30,000 shares of restricted common stock. The shares are valued at market price of a total of $77,700 at $2.59 per share. As of February 28, 2011, the shares have not been issued and are recorded as shares to be issued in the liabilities section of the balance sheet.

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
FEBRUARY 28, 2011
(UNAUDITED)

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

The assumptions used in calculating the fair value of the above option granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.22%
Expected life of the options	1- 2 years
Expected volatility	81%
Expected dividend yield	0

Following is a summary of the stock option activity for the three months ended February 28, 2011:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, May 31, 2010	740,000	$3.90	$0.00
Granted	150,000	-	-
Forfeited	300,000	-	-
Exercised	-	-	-
Outstanding February 28, 2011	590,000	$3.90	$0.00

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

Following is a summary of the status of options outstanding at February 28, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.90	590,000	0.81	$3.90	-	$3.90

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding, May 31, 2010	1,504,160	1,504,160	$5.69	3.05
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, February 28, 2011	1,504,160	1,504,160	$5.69	2.30

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

13.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan. The total expense for the above plan was $51,441 and $30,407 for the three months ended February 28, 2011 and 2010, respectively. The total expense for the above plan was $86,999 and $78,572 for the nine months ended February 28, 2011 and 2010, respectively.

14.	Income Tax

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended February 28, 2011 and 2010:

	2011	2010

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	0

China income tax exemption	15.0	0

Total provision for income taxes	10.0%	0%

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of February 28, 2011 and May 31, 2010.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of February 28, 2011 and May 31, 2010.

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Beijing Concrete is subject to a special tax exemption approved by the PRC tax department. The exemption of income tax to the Company lasted until December 31, 2010, and from year 2011, the Company is subject to an income tax at a standard rate of 25%. The Company has an operating loss since January 1, 2011, and as a result, there is no income tax expense as of February 28, 2011.

BFCM has an accumulated operating loss, thus there is no income tax expense for BFCM. The Company has not recorded deferred taxes, as valuation allowances were provided because all significant differences in tax basis and financial statement amounts are permanent differences.

	For the nine months ended February 28,
	2011	2010
Income tax expenses
Current tax	$-	$-
Change in deferred tax assets	238,956	19,810
Change in valuation allowance	(238,956)	(19,810)
Total	$-	$-

Hongruida is subject to a 25% income tax rate. According to Chinese tax law, the income tax will be calculated at the year end. As of February 28, 2011, the Company has accrued tax payable of $870,932 for income tax expenses for Hongruida.

The estimated tax savings due to the tax exemption for the three months ended February 28, 2011 and 2010 amounted to approximately $0 and $893,876, respectively. The estimated tax savings due to the tax exemption for the nine months ended February 28, 2011 and 2010 amounted to approximately $2,800,486 and $2,193,876, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended February 28, 2011 by $0.00. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the nine months ended February 28, 2011 by $0.22. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended February 28, 2010 by $0.08. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the nine months ended February 28, 2010 by $0.34.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

15.	Other Income (Expenses)

Other income was $137,660 and $156,326 for the three and nine months ended February 28, 2011, respectively. It consists of income from selling recycled paper and vehicle accident compensation. Other expenses were $0 and $8,935 for the three and nine months ended February 28, 2011, respectively. Other expenses are net losses from property, plant and equipment disposal.

Other income was $498,249 and $503,245 for the three and nine months ended February 28, 2010, respectively. It mainly consists of gain on property, plant and equipment disposal. Other expenses were $0 for the three and nine months ended February 28, 2010, respectively.

16.	Concentration of Credit Risks and Uncertainties

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

One major customer, China Railway Construction Group accounted for 31% of the Company’s total sales for the three months ended February 28, 2011. Two major customers, China Railway Construction Group and Jiangxi Jinggangshan Road and Bridge construction Company accounted for 23% and 12% of the Company’s total sales for the nine months ended February 28, 2011.

One major customer, China Railway Construction Group., accounted for 11% of the Company’s total sales for the three months ended February 28, 2010. One major customer, China Railway Construction Corp., accounted for 16% of the Company’s total sales for the nine months ended February 28, 2010.

One customer, China Construction Group accounted for 18% of the Company’s accounts receivable balance at February 28, 2011. Two customers, China Railway Construction Group, and Guangzhou Tianli Construction Group, accounted for 26% and 10% of the Company’s accounts receivable balance at May 31, 2010.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

Three major vendors, Hekai Stone and Sand Company, Beijing Beijing Hongmaoweiye Additive Company and Tangshan Jidong Cement Company accounted for 14%, 11% and 11% of the Company’s total inventory purchases for the three months ended February 28, 2011. One major vendor, Hekai Stone and Sand Company accounted for accounted for 12% of the Company’s total inventory purchases for the nine months ended February 28, 2011.

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

One major vendor, Shuhong Liu accounted for 11% of the Company’s accounts payable at February 28, 2011. No major vendor accounted for more than 10% of the Company’s accounts payable at February 28, 2010. One major vendor accounted for 11% of the Company’s accounts payable at May 31, 2010.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(UNAUDITED)

Operating Lease Commitment

As of February 28, 2011, the Company was committed to minimum rentals for the leased land under long-term non-cancellable operating leases as follows:

Twelve Months Ended February 28,
2012	$198,096
2013	111,252
2014	111,252
2015	111,252
2016	111,252
Thereafter	633,984
Total:	$1,277,088

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

Operating lease expenses amounted to $58,023 and $48,735 for the three months ended February 28, 2011 and 2010, respectively. Operating lease expenses amounted to $184,911 and $72,927 for the nine months ended February 28, 2011 and 2010, respectively.

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

Results of Operations

Three months ended February 28, 2011 Compared to Three months ended February 28, 2010

Net Revenue

Net Revenue for the three months ended February 28, 2011 was $20,783,682 as compared to $20,249,742 for the same period last year, an increase of $533,940, or approximately 2.64%. The increase in net revenue is mainly attributable to the production increase in Xi’an and the revenue from our Shidu facility and also the revenue from technical service but offset by projection decrease at our Tangshang (Jiahua) facility, which completed the project in Tangshang and stopped production, the equipment of which has been relocated to our Caofeidian facility.  The revenue increase is further offset by the gradual change of the business model in our Caofeidian facility and Shidu facility from supplying concrete to providing manufacturing service, by which our general contractors supply the needed raw materials. The business model change in Caofeidian started in March 2010, and starting from 2011 the Caofeidian facility only provides the manufacturing service. The business change in the Shidu facility took place in October 2010 when it switched to providing only manufacturing service.

Costs of Goods Sold

Cost of goods sold for the three months ended February 28, 2011 was $12,260,147 as compared to $16,472,119 for the same period last year, a decrease of $4,211,972 or approximately 25.57%. The decrease in cost of goods sold is mainly due to the change of the business model to providing manufacturing service from supplying concrete in our Caofeidian facility and Shidu facility, where the general contractors supply raw materials and we only provide the manufacturing service. The decrease in cost of goods sold is also caused by our vertical integration with sand and stone mining operation, which took place in March 2010, whereby we rent a sand and stone pit and mine sand and stone and supply them to our Beijing facility.

Gross Profit

Gross profit for the three months ended February 28, 2011 was $8,523,535, an increase of $4,745,912 or approximately 125.63%, as compared to $3,777,623 for the same period last year. The increase in gross profit is mainly attributable to the decrease of the cost of good sold due to the business mix changes including more manufacturing service and technical services, and vertical integration with sand and stone Operation.

Gross Profit Margin

Gross profit margin for the three months ended February 28, 2011 was 41.01%, compared to 18.66% for the same period last year. The increase of the gross profit margin is mainly because manufacturing service and technical services provided a higher margin and our integration with sand and stone operation lowered the cost of goods sold.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2011 were $10,083,492, as compared to $763,041 for the same period last year, an increase of $9,320,451, or approximately 1,221.49%. This increase was primarily due to the charge of $8,016,081 as provision for bad debt as well as the increase of revenue and geographic expansion.

Operating Income (Loss)

Our operating loss for the three months ended February 28, 2011 was $1,559,957, as compared to the operating income of $3,014,582 for the same period last year. The increased loss was due to the increased General and Administrative Expenses, which increase resulted from the provision for bad debt of $8,016,081, offset by the increased sales revenue as a result of our business expansion as well as our transition towards the business of a higher profit margin.

Income Taxes

Income tax expense was $273,429 and $0 for the three months ended February 28, 2011 and 2010. The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended February 28, 2011 and 2010:

	2011	2010

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	0

China income tax exemption	15.0	0

Total provision for income taxes	10.0%	0%

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of February 28, 2011 and May 31, 2010.

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of February 28, 2011 and May 31, 2010.

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Beijing Concrete is subject to a special tax exemption approved by the PRC tax department. The exemption of income tax to the Company lasted until December 31, 2010, and starting from year 2011, the Company is subject to an income tax at a standard rate of 25%.

BFCM has an accumulated operating loss, thus there is no income tax expense for BFCM. The Company has not recorded deferred taxes, as valuation allowances were provided because all significant differences in tax basis and financial statement amounts are permanent differences.

	For the three months ended February 28
	2011	2010
Income tax expenses
Current tax	$-	$-
Change in deferred tax assets	110,310	16,614
Change in valuation allowance	(110,310)	(16,614)
Total	$-	$-

Hongruida is subject to a 25% income tax rate. According to Chinese tax law, the income tax will be calculated at the year end. As of February 28, 2011, the Company has accrued tax payable of $870,932 for income tax expenses for Hongruida.

The estimated tax savings due to the tax exemption for the three months ended February 28, 2011 and 2010 amounted to approximately $0 and $893,876, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended February 28, 2011 by $0. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended February 28, 2010 by $0.08.

Net Income (Loss) Attributable To China Infrastructure Construction Corporation

Net loss was $1,668,679 for the three months ended February 28, 2011, as compared to the net income of $3,228,169 for the same period last year. The increase of net loss was primarily due to the charge of $8,016,081 as provision for bad debt on accounts receivable offset by the increased sales as a result of our business expansion and towards the business of a higher profit margin.

Nine months ended February 28, 2011 Compared to Nine months ended February 28, 2010

Net Revenue

Net Revenue for the nine months ended February 28, 2011 was $67,901,332 as compared to $51,660,602 for the same period last year, an increase of $16,240,730, or approximately 31.44%. The increase in net revenue is mainly attributable to our geographic expansion. We had set up new factories in Xi’an and Shidu in 2010.  The increase in net revenue is also attributable to technical services we provided since March 2010.

Costs of Goods Sold

Cost of goods sold for the nine months ended February 28, 2011 was $46,017,232 as compared to $40,976,286 for the same period last year, an increase of $5,040,946 or approximately 12.30%. The increase in cost of goods sold is mainly because of our increased sales volume.

Gross Profit

Gross profit for the nine months ended February 28, 2011 was $21,884,100, an increase of $11,199,784 or approximately 104.82% as compared to $10,684,316 for the same period last year. The increase in gross profit is attributable to the increase of sales due to geographic development of our business, our business expansion into the technical services sector, and our vertical integration with sand and stone mining operations.

Gross Profit Margin

Gross profit margin for the nine months ended February 28, 2011 was 32.23%, compared to 20.68% for the same period last year. The increase of the gross profit margin is mainly because manufacturing services and technical services provided a higher margin and our operating in the sand and stone pit we rent lowered the cost of goods sold.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 28, 2011 were $13,377,622, as compared to $29,946,526 for the same period last year, a decrease of $16,568,904 or approximately 55.33%. The decrease was mainly because the one-time non-cash compensation expenses of $27,422,242 were included in the general and administrative expenses for the nine months ended February 28, 2010, which is offset by the $8,016,081 provision for bad debt and the increase of the expenses related to increase of sales.

Operating Income (Loss)

Our operating income for the nine months ended February 28, 2011 was $8,506,478, an increase of $27,768,688, as compared to operating loss of $19,262,210 for the same period last year. The increased income was due to the increased sales revenue as a result of our business expansion geographically and our transition towards the business with higher profit margin offset by $8,016,081 of the provision for bad debt. In addition, the one-time non-cash compensation expenses of $27,422,242 were included in the general and administrative expenses for the nine months ended February 28, 2010.

Income Taxes

Income tax expense was $854,395 and $0 for the nine months ended February 28, 2011 and 2010. The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended February 28, 2011 and 2010:

	2011	2010

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	0

China income tax exemption	15.0	0

Total provision for income taxes	10.0%	0%

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of February 28, 2011 and May 31, 2010.

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of February 28, 2011 and May 31, 2010.

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an Enterprise Income Tax (EIT) at a standard rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Beijing Concrete is subject to a special tax exemption approved by the PRC tax department. The exemption of income tax to the Company lasted until December 31, 2010, and from year 2011, the Company is subject to an income tax at a standard rate of 25%.

BFCM has an accumulated operating loss, thus there is no income tax expense for BFCM. The Company has not recorded deferred taxes, as valuation allowances were provided because all significant differences in tax basis and financial statement amounts are permanent differences.

	For the nine months ended February 28,
	2011	2010
Income tax expenses
Current tax	$-	$-
Change in deferred tax assets	238,956	19,810
Change in valuation allowance	(238,956)	(19,810)
Total	$-	$-

Hongruida is subject to a 25% income tax rate. According to Chinese tax law, the income tax will be calculated at the year end. As of February 28, 2011, the Company has accrued tax payable of $870,932 for income tax expenses for Hongruida.

The estimated tax savings due to the tax exemption for the nine months ended February 28, 2011 and 2010 amounted to approximately $2,800,486 and $2,193,876, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the nine months ended February 28, 2011 by $0.22. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the nine months ended February 28, 2010 by $0.34.

Net Income (Loss) Attributable To China Infrastructure Construction Corporation

Net income was $7,186,021 for the nine months ended February 28, 2011, an increase of $26,517,437 as compared to net loss of $19,331,416 for the same period last year. The increase was primarily due to the increased sales as a result of our business expansion geographically and our transition towards business of a higher profit margin offset by the $8,016,081 provision for bad debt. In addition, the one-time non-cash compensation expenses of $27,422,242 were included in the general and administrative expenses for the nice months ended February 28, 2010.

Liquidity and Capital Resources

As of February 28, 2011, we had cash and cash equivalents of $351,016. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Due to the competitive environment, our raw materials suppliers are willing to accept our accounts receivable and credit the Company for the payments to the accounts payable. We usually enter into assignment agreements with our suppliers, whereby the suppliers shall be entitled to the amounts due and owed by our customer and the Company shall assist the suppliers on collection. Under these assignment agreements, the Company has the obligation of notifying the customers about the assignment, and in any event that the suppliers are not able to collect such accounts receivable due to a fault other than the suppliers’, the Company shall still have the obligation to pay off the suppliers. In the concrete industry, the raw material suppliers, with their locality and good relationships with local construction companies who often become our customers, are in a better position to collect the receivable from our customers. All assigned accounts receivable to our suppliers were collected as of the end of our third fiscal quarter of 2011. In the nine months ended February 28, 2011, we paid approximately $21,995,652 or 64.10% of the raw materials with our accounts receivable. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, the timing of accounts receivable collections, and the acceptance of our accounts receivable as payment instrument by raw material suppliers.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months Ended February 28
	2011	2010
	Unaudited	Unaudited
Net cash provided by (used in) operating activities	$590,596	$(7,980,858)
Net cash provided by (used in) investing activities	609,897	(1,209,849)
Net cash provided by (used in) financing activities	(1,975,541)	10,125,592
Effect of exchange rate change on cash and cash equivalents	23,185	10,691
(Decrease) Increase in cash and cash equivalents	(751,863)	945,576
Cash and cash equivalents, beginning balance	1,102,879	921,841
Cash and cash equivalents, ending balance	351,016	1,867,417

Operating Activities

Net cash provided by operating activities was $590,596 for the nine months ended February 28, 2011, an increase of $8,571,454 as compared to $7,980,858 net cash used in operating activities for the same period last year. The increase of net cash provided by operating activities was mainly due to the increase of net income and tax payable and decrease of inventory and decrease of shares issued for compensation and increase in prepayments. Accounts receivable increased as well as a result of the growing sales. We typically had long-term annual and multi-year contracts with our major customers. We entered into varying payment terms with our customers ranging from payment before delivery, payment on delivery, or up to 1 year after the project completion. As of February 28, 2011, trade accounts receivable with aging over twelve months old amounted to $7,543,381, accounting for about 11.9% of total trade accounts receivable.

Investing Activities

Net cash provided by investing activities was $609,897 for the nine months ended February 28, 2011, an increase of $1,819,746 as compared to $1,209,849 used for the same period last year. The increase was primarily due to the increased proceeds from related-party receivable, decreased investments of property, plant, and equipment, and an increase in the disposal of property, plant, and equipment,

Financing Activities

Net cash used in financing activities was $1,975,541 for the nine months ended February 28, 2011, compared to $10,125,592 net cash provided by financing activities for the same period last year. In addition to the cash from the proceeds of the sale of the Company’s Common Stock in October 2009, the decrease of net cash provided by financing activities was also attributable to the repayment of the Company’s bank loans that matured during the nine months ended February 28, 2011 and the increased payment to our capital lease obligations offset by the proceeds from related party payable.

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

Changes in Internal Control over Financial Reporting

Except for the above, there was no other change in the Company's internal control over financial reporting during the period ended February 28, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  May 3, 2011