Form 10-K
period 2011-05-31
CHINA INFRASTRUCTURE CONSTRUCTION Corp
filed 2011-09-22
CIK 1411057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated Filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of November 30, 2010, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing stock price of $2.40 as reported on the Over-the-Counter Bulletin Board) was approximately $14,378,424. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 21, 2011, there were outstanding 13,180,620 shares of the registrant’s common stock, no par value.

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of May 31, 2011, US $1.00 = 6.4939 yuan.

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

Our Business

Through our indirect subsidiary Beijing Concrete, which has been engaged in the concrete business since January 2002, we are operating as a producer of advanced ready-mix concrete materials headquartered in Beijing, China. The Company specializes in the production of ready-mix concrete and other types of concrete for developers in the construction industry.  The Company currently is certified by the Chinese Ministry of Construction to produce certain types of concrete (model C10 to model C60) for residential and commercial developers as well as for industrial companies. The Company currently is applying for certification to produce all types of concrete.

The Company currently owns two stationary factories and two mobile concrete mix stations, which in total have 6 ready-mix concrete batching plants, and two new batching plants are under construction. In addition, it owns 5 concrete transport pumps, 53 truck transit mixers and 3 bulk cement transport vehicles.  All pump vehicles and trucks are installed with GPS tracking systems, which ensure the quality control and safe delivery of the concrete mix.

The Company currently has an annual output capacity of approximately 2.76 million cubic meters of concrete. In fiscal years 2011 and 2010, the Company’s revenues amounted to $83.4 million and $73.9 million, respectively.  All of the Company’s products have been certified by the ISO9001-2000 Certification Quality System and by the Chinese Ministry of Construction Beijing Branch Certification Center with respect to Integrated Certification System which includes Quality Management System, Environmental Management System and Occupational Health and Safety Management System.

Over the past six years, we have successfully expanded our operations from a single ready-mix concrete factory in Beijing to additional production in the cities of Tangshan and Xi’an. Currently, the Company has four main concrete factories. Of these, one factory has one set of Betomix 3.0A-R/DW series mixing towers, one factory has one set of HZS120 series mixing towers, one factory has two sets of HZS120 series mixing towers, and one factory has two sets of HZS180 series mixing towers. Our facilities are located in Beijing’s Daxing District, Shidu, on the outskirts of Beijing, in the Tangshan Development Zone, about two hundred kilometers east of Beijing, and in Xi’an, central China.

The following summarizes the details of the two factories and two mobile stations as of May 31, 2011:

Location	Batching Plants Model	Number of Sets of Mixing Towers	Production capacity (m3)	Estimated Production Capacity (based on estimated utilization rate)	Status

Beijing (Daxing)	1 Betomix 3.0A-R/DW (Stationary)	1	1,576,800	551,880	Operating since 2002
Beijing (Shidu)	HZS 120 (Mobile)	1	1,051,200	367,920	Operating since February 2010
Tangshan Caifeidian	HZS 120 (Mobile)	2	2,102,400	735,840	Operating since November 2009
Xi’an	HZS 180 (Stationary)	2	3,153,600	1,103,760	Operating since March 2010

The Company is building two additional stationary concrete factories with two batching plants of 3.5 million cubic meters production capacity at Beijing factory, which are going to start to operate in September 2011.

Since March 2010 our Caifeidian facility has been providing manufacturing service to our customers. In this business model the customer provides to us raw materials to be used for production of concrete for the customer. Large contractors working on big projects have more bargaining power to negotiate lower prices for raw materials. The Company benefits from this as well because it does not need to advance cash to buy raw materials. Starting from 2011, the Caifeidian facility provides only manufacturing service to its customers. In October 2010, the Shidu facility also switched to providing only manufacturing service to its customers.

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

Our Industry

We believe that as its economy has opened and become more developed and vibrant since the 1990s, China plays a more and more important role in the concrete industry as both a producer and user of concrete and concrete products.  China is the world’s largest producer of cement and its output of cement reached up to 1.38 billion tons in 2008, 1.63 billion tons in 2009 and 1.87 billion tons in 2010.  Cement production has grown about 10 percent per year over the past two decades and is now growing even faster to keep up with massive urbanization. Today, China produces roughly half of the total cement in the world, whereas the next three largest producers, India, Japan, and the United States altogether produce less than 20 percent. (Source: Chengdu Xinbotelan Technology Inc.; see www.snsqw.com )

Cement consumption in China is forecast to rise by 6% annually through 2012, reaching 1.8 billion tons, according to a new study, "Cement in China", issued by the Freedonia Group. The study also mentioned that construction contractors will remain the largest market for cement in China, accounting for approximately 36% of all cement consumption in 2012. According to the same study, the ready-mix concrete market will see the strongest growth, rising 9.8% per annum through 2012 to 383 million tons. Some of the forecasted growth is projected to result from government regulations banning on-site concrete and mortar mixing as described in more detail under the heading “Business”-“Products and Services” of this report. Demand for cement used in concrete products is expected to grow 5.4% annually through 2012 to 513 million tons, driven by the growing popularity of precast concrete with many construction contractors. The government’s continued efforts to modernize the country’s infrastructure is exemplified by such massive projects as the South-North Water Diversion - designed to redirect water to the northern plains from Central and South China. This project, scheduled for completion in 2050, will result in annual cement consumption of over one million metric tons alone.

China accounts for half of all new building activity in the world and rapid expansion is expected to continue. According to the Report of China Cities Competence, (http://www.ce.cn/cysc/cysczh/200803/31/t20080331_15010675.shtml) up to 1 billion people in China are expected to move into Chinese urban areas by 2030.

Residential and non-residential buildings in China are increasingly requiring much more concrete due to, among other reasons, the short supply of wood. China is currently the largest consumption market of cement worldwide at over $200 billion annually. China’s cement consumption amounted to approximately 54% of global demand in 2010 and was greater than current combined consumption of India, United States, Turkey, Iran, Brazil, Japan, Spain, Vietnam, Russia, Egypt, South Korea, Saudi Arabia, Indonesia, Italy, Mexico, German, Thailand and Pakistan according to the USGS Mineral Program Cement Report. At the present rate, it is presumed that China will continue to be an important player in the global construction materials marketplace for at least the next two decades.

China’s concrete market is considered highly competitive, with over 10,000 providers, of which we estimate that approximately 3,000 are ready mix concrete producers. Global Information Inc. reports that ready-mix concrete companies will benefit from an extremely favorable outlook in China, where large-scale construction projects will require significant amounts of ready-mix concrete. In the Beijing concrete market, for example, we estimate that no competitor has greater than a 10% market share according to the Beijing Concrete Association.

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

Our major supplier of truck transit mixers and concrete transport pumps is Sanyi Zhonggong Ltd. (“Sanyi Zhonggong”), which is the largest concrete production equipment manufacturer in the world. We have purchased over US$5.2 million of equipment from Sanyi Zhonggong. Pursuant to a Strategic Agreement with Sanyi Zhonggong dated December 3, 2009, we agreed to use Sanyi Zhonggong as our preferred equipment supplier, and Sanyi Zhonggong in turn will provide discounts on the purchase prices of the equipment, 24/7 customer service, as well as training services to our employees. For potential construction projects undertaken by Sanyi Zhonggong in China, we will be recommended as their preferred ready-mix concrete provider.

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

We had one major customer, China Railway Construction Group, which represented 18% and 14% of the Company’s total sales for the fiscal years ended May 31, 2011 and 2010, respectively.

Two customers, China State Construction Engineering Corporation and Guangzhou Tianli Construction Group accounted for 10% and 8% of the Company’s accounts receivable balance at May 31, 2011.  China Railway Construction Group, and Guangzhou Tianli Construction Group, accounted for 26% and 10% of the Company’s accounts receivable balance at May 31, 2010.

The following table summarizes some of the high-end residential and commercial real estate development projects, which are currently under construction or we completed as noted including those completed in fiscal years 2011, 2010 and 2009.

Project Names	Start/Duration (Year)	Concrete Supplied

Beijing Zhongxin Semiconductor Company (Completed)	2002	Supplied total 140,000 cubic meters
400,000 square meters construction space

Beijing Rainbow City Project (Completed)	2003	Supplied 100,000 cubic meters
560,000 square meters construction space

Beijing 5th Generation semiconductor Company (Completed)	2004	Supplied 70,000 cubic meters
120,000 square meter construction space

Beijing World Trade CBD project (Completed)	2005	Supplied 90,000 cubic meters
180,000 square meter construction space

Beijing Wanjing International Mansion (Completed)	2005-2006	Supplied 180,000 cubic meters
240,000 square meters construction space

Tangshan Jiahua Project (project still in progress)	2007- 2010	434,000 cubic meters in total from September 2007 to November 2009

Douge Zhuang (project still in progress)	2007-2010	314,000 cubic meters in total from June 2007 to November 2009

Futai Xiangbo Yuan (project still in progress)	2007-2010	244,000 cubic meters in total from June 2007 to November 2009

Beijing Fuli Real Estate Company 1.1 million square meters of construction space (project still in progress)	2009	755,000 cubic meters in total from June 2006 to February 2009

Binhai Express Road (in Tangshang)	2011	412,000 cubic meters in total from Nov. 2009 to May 2011

Fuli City (Beijing)	2011	347,000 cubic meters

Competition

Competitive Environment

Our principal market, Beijing, is considered highly competitive. It has enjoyed stronger economic growth and a higher demand for construction than other regions of China. There are approximately 130 concrete mixture stations in the Beijing area. According to our estimates, no single supplier has greater than a 10% market share, which results in this industry being highly segmented. We currently have an estimated market share of 2% in the ready-mix concrete market in Beijing.

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

(2) Capacity Expansion via Building New Plants. We will add two new stationary batching plants with larger capacity in Beijing during the fiscal year 2012 in order to meet the requirements of existing contracts and anticipated demand. We plan to add more mobile stations in 2012 as part of our long-term expansion plans for highway and high-speed railway projects.

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

Research and Development

Companies engaged in production of construction materials are under extreme pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. We devote a substantial amount of attention to the research and development of advanced construction materials that meet the demands of project specific needs while striving to lead the industry in value, materials and processes. We have sophisticated in-house R&D and testing facilities, a highly technical onsite team, the access to highly specialized market research, the cooperation with a leading research institution, an experienced management and advisory board, and close relationships with leading concrete materials experts. A total of 20 employees are currently working for our R&D department. Our research and development expenses amounted to approximately $14,332 and $55,723 for the years ended May 31, 2011 and 2010, respectively.

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

We have dedicated ourselves to testing and research of ready-mix concrete.  We have been developing and researching the raw material mixture ratios, which are crucial to the quality of our products, by our advanced testing facilities and the 18 years of testing experience of our technical and engineering staff.

On December 31, 2009, the Company entered into a three-year agreement with the Institute of Building Materials, a subsidiary of the China Academy of Building Research ("CABR") (the “Agreement”). Under the Agreement, the Institute of Building Materials will provide its technical research, development and support exclusively to us for an annual payment of RMB 350,000 (or US$51,000). The Institute of Building Materials will also provide training courses to our employees. We are allowed to list the Institute of Building Materials as our technological partner in our marketing materials, and the Institute of Building Materials has agreed to use its relationships and brand influence in the construction industry to assist us in our business development.

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

Our Employees

As of September 21, 2011, we had 389 employees. The following table sets forth the number of our full-time employees by department as of September 21, 2011:

Department	Number of Employees

Accounting	20
Supply, Purchase & Inventory	44
Technical & Engineering Staff	35
Production Staff	246
Administrative Staff	44

Total	389

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

Common among most of the businesses in the concrete industry, we have a large amount of accounts receivable, which accounts for over 70% of the total assets. A substantial majority of our outstanding trade receivables are not secured by any collaterals or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our trade and non-trade receivables, there is no assurance that such procedures will effectively limit our risks of bad debts and avoid losses, which could have a material adverse effect on our financial condition, operating results and business expansion.

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

We expect approximately 65% of our sales revenues will be derived from our ten largest customers in 2012 and any reduction in revenues from any of these customers would reduce our revenues and net income.

In fiscal year 2011, we derived 68.69% of our revenue from our ten largest customers.  In fiscal year 2010, we derived 72.8% from our ten largest customers.

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

Mr. Rui Shen is the owner of approximately 40.2% of our common stock. He has given the voting power of approximately 96.5% of his shares to Mr. Rong Yang, CEO and Chairman of the Company. As a result, Mr. Yang may have significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation.  During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as 0.8%.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, reduce demand, materially increase our costs, and thereby harm the market for our products and our Company.

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

In addition, our Chief Executive Officer, President and Chairman Mr. Yang, under certain call option agreements between Mr. Yang and Mr. Shen, has an option to purchase 5,113,384 shares of common stock held by Mr. Shen in installments upon achievement of certain performance milestones by the Company. While it is the case that our PRC counsel believes that this arrangement is lawful under PRC laws and regulations, there are, however, substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and legality of such call options. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel.

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

These regulations apply to our stockholders who are PRC residents. In the event that our PRC-resident stockholders do not follow the procedures required by SAFE, we could (i) be exposed to fines and legal sanctions, (ii) lose the ability to contribute additional capital into our PRC subsidiaries or distribute dividends to our company, (iii) face liability for evasion of foreign-exchange regulations, and/or (iv) lose the ability to consolidate the financial statements of our PRC subsidiaries under applicable accounting principles.

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

As of September 21, 2011, there were issued and outstanding (i) 13,180,620 shares of our common stock, (ii) warrants to purchase 1,504,160 shares of our common stock, (iii) options to purchase 590,000 shares of our common stock of which options to purchase 240,000 shares have vested and options to purchase 150,000 shares will become exercisable in October 2011. 5,332,239 shares of our common stock are currently eligible for resale under Rule 144. In addition to these shares, we have registered 1,282,091 shares of our common stock for resale in 2010. Future sales of substantial amounts of our common stock in the trading market could adversely affect market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Currently, we do not own any land, as the PRC does not permit private land ownership. The Company is leasing land for its Beijing Daxing factory from Beijing Xinhaiwangyue Company. The lot is approximately 19,980 square meters. The term of the lease is 22 years and 10 months which expires on January 23, 2034. The rent is approximately $2,524,452 for the whole term of the lease, of which we have paid $1,452,743. The balance of the lease is due on October 1, 2011.

At our Beijing Shidu station, we are using approximately 5,000 square meters of land provided by our customer, Jiangxi Jinggang Roads & Bridges (Group) Co., Ltd., which is constructing Zhangzhuo Highway. We set up the batching plants on such land to supply the concrete mix to the highway construction projects, and do not pay rent for such land.  We anticipate operating at this site for one more year.

In our recently combined Tangshan Caofeidian mobile station, we are using approximately 8,000 square meters of land provided by our customer, China Construction Second Engineering Bureau, Ltd., which is constructing a highway in the Tangshan area. Because we set up the batching plants on such land to supply the concrete mix to the on-going projects, we do not pay rent for such land.  We anticipate operating at this site for one more month.

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

	High	Low
Fiscal Year 2011
Fourth quarter	$1.75	$0.61
Third quarter	$2.60	$1.72
Second quarter	$3.39	$2.40
First quarter	$3.99	$2.50
Fiscal Year 2010
Fourth quarter	$5.39	$2.50
Third quarter	$7.50	$4.50
Second quarter	$4.50	$4.00

At September 21, 2011, there were 13,180,620 shares of our Common Stock outstanding. Our shares of Common Stock are held by approximately 296 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Beijing Concrete currently has four production facilities. One facility is located in the Beijing’s Daxing District, one is in Shidu, a suburban area of Beijing, one is in Xi’an West New High-tech Zone, and another one is located at the Tangshan harbor, about two hundred kilometers from Beijing. The plant located in Xi’an was put into operation at the end of March 2010.

Since March 2010 our Caifeidian facility has been providing manufacturing service to our customers. In this business model the customer provides to us raw materials to be used for production of concrete for the customer. Large contractors working on big projects have more bargaining power to negotiate lower prices for raw materials. The Company benefits from this as well because it does not need to advance cash to buy raw materials. Starting from 2011, the Caifeidian facility provides only manufacturing service to its customers. In October 2010, the Shidu facility also switched to providing only manufacturing service to its customers.

Results of Operations

Fiscal Year Ended May 31, 2011 Compared to Fiscal Year Ended May 31, 2010

Net Revenue

Net revenue for the fiscal year ended May 31, 2011 was $83,460,654 as compared to $73,998,463 for the same period last year, an increase of 12.79%. The increase in net revenue is mainly attributable to the increase of the manufacturing service business, which generated approximately $11,067,656 in net revenue, offset by the decrease of revenue from concrete sales of $196,176 from $72,589,174 to $72,392,998. The decrease was mainly due to our product mix shift from pure concrete sales to both concrete sales and manufacturing service.

Cost of Goods Sold

Cost of goods sold for the fiscal year ended May 31, 2011 was $56,382,187 as compared to $55,960,792 for the same period last year, an increase of 0.75%. The increase in cost of goods is attributable to the increase of the manufacturing service business offset by the decrease of concrete sales due to product mix change.

Gross Profit

Gross profit for the fiscal year ended May 31, 2011 was $27,078,467, an increase of approximately 50.12%, as compared to $18,037,671 for the fiscal year ended May 31, 2010. The increase in gross profit is attributable to the increase of manufacturing service because of our product mix shift to increase manufacturing services business.

Gross Profit Margin

Gross profit margin for the fiscal year ended May 31, 2011 was 32.44% compared to 24.38% for the same period last year. The increase of the gross profit margin is mainly due to a higher margin provided by the manufacturing service business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended May 31, 2011 were $12,770,339 as compared to $31,323,026 for the same period last year, a decrease of $18,552,687, or approximately 59.23%. The decrease of the selling, general and administrative expenses was primarily due to the inclusion of a one-time non-cash compensation expense of $27,422,242 in the selling, general, and administrative expenses for the year ended May 31, 2010 offset by the provision of the bad debt of $7,949,067 included in the selling, general and administrative expenses for the year ended May 31, 2011.

Operating Income (Loss)

Our operating income for the fiscal year ended May 31, 2011 was $14,308,128 an increase of $27,593,483, as compared to $13,285,355 in operating loss for the fiscal year ended May 31, 2010. The increase was mainly due to the increase of gross profit and due to the $27,422,242 one-time non-cash compensation expense included in the selling, general, and administrative expenses for the year ended May 31, 2010.

Income Taxes

During the fiscal year ended May 31, 2011 our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

Our Income taxes during the fiscal year ended May 31, 2011 was $3,038,533. This compares to no taxes due during the fiscal year ended May 31, 2010 because Beijing Concrete, our PRC subsidiary, was considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualified it for an exemption from income tax until December 31, 2010.

Net Income (loss) Attributable To China Infrastructure Construction Corporation

Net income was $10,456,885 for the fiscal year ended May 31, 2011 as compared to a net loss of $13,434,410 during fiscal year 2010, an increase of $23,891,295. The increase was primarily due to the increase in gross profit and also due to the $27,422,242 one-time non-cash compensation expense included in the selling, general, and administrative expenses for the year ended May 31, 2010 offset by the provision of the bad debt of $7,949,067 included in the selling, general and administrative expenses for the year ended May 31, 2011.

Liquidity and Capital Resources

As of May 31, 2011, we had cash and cash equivalents of $136,702. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Due to the competitive environment, our raw materials suppliers are willing to accept our accounts receivable and credit the Company for the payments to the accounts payable. We usually enter into assignment agreements with our suppliers, whereby the suppliers shall be entitled to the amounts due and owed by our customer and the Company shall assist the suppliers on collection. Under these assignment agreements, the Company has the obligation of notifying the customers about the assignment, and in any event that the suppliers are not able to collect such accounts receivable due to a fault other than the suppliers’, the Company shall still have the obligation to pay off the suppliers. In the concrete industry, the raw material suppliers, with their locality and good relationships with local construction companies who often become our customers, are in a better position to collect the receivable from our customers. All assigned accounts receivable to our suppliers were collected as of May 31, 2011. In fiscal year ended May 31, 2011, we paid approximately $27,126,979 or 59.84% of the raw materials with our accounts receivable. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended May 31,
	2011	2010
Net cash provided by (used in) operating activities	$348,502	$(10,208,535)
Net cash provided by (used in) investing activities	400,549	(4,015,685)
Net cash provided by (used in) financing activities	(1,738,009)	14,408,077
Effect of rate changes on cash	22,781	(2,819)
(Decrease) Increase in cash and cash equivalents	(966,177)	181,038
Cash and cash equivalents, beginning of period	1,102,879	921,841
Cash and cash equivalents, end of period	136,702	1,102,879

Operating Activities

Net cash provided by operating activities during the fiscal year ended May 31, 2011 was $348,502, an increase of $10,557,037 as compared to net cash of $10,208,535 used in operating activities during the fiscal year ended May 31, 2010. The increase of net cash provided by operating activities was due to the increase of net income and also due to the increase of bad debt expenses and decrease of trade accounts receivable offset by the increase of prepayment and tax payable. We typically had long-term annual and multi-year contracts with our major customers. We entered into varying payment terms with our customers ranging from payment before delivery, payment on delivery or up to 1 year after the project completion. As of May 31, 2011, trade accounts receivable with expected payment terms over twelve months amounted to $33,129,309 or 52.43% of total trade accounts receivable. We collected approximately $68,018,824 accounts receivable in fiscal year ended May 31, 2011.

Investing Activities

Net cash provided by investing activities was $400,549 for the fiscal year ended May 31, 2011, an increase of $4,416,234 as compared to net cash of $4,015,685 used in investing activities during the fiscal year ended May 31, 2010. The increase of proceeds from related party receivable and less property, plant and equipment addition were the main contributors to the increase of net cash provided by investing activities offset by the increase of payments of related party receivable.

Financing Activities

Net cash used in financing activities was $1,738,009, a decrease of $16,146,086, compared to $14,408,077 provided by financing activities for the fiscal year ended May 31, 2010.  The decrease was primarily due to repayment of a bank loan and capital lease obligations and also due to the sale of stock by the Company to investors resulting in net proceeds of $13,234,406 in fiscal year ended May 31, 2010.

On October 16, 2009, we consummated a private placement of a total of approximately 2,564,108 shares of our common stock (“2009 Private Placement”) to a number of investors (“2009 Investors”) pursuant to a subscription agreement dated October 16, 2009, which was amended on March 5, 2010. Under the subscription agreement, as amended (“2009 Subscription Agreement”), we are required to issue shares of common stock to the 2009 Investors if certain performance thresholds are not met.  If our after tax net income (“Targeted Net Income”) for the fiscal year ended May 31, 2011 is less than $19,800,000, we are required to issue to the 2009 Investors additional shares of common stock representing a fraction of shares issued in the 2009 Private Placement calculated using the percentage of variation of our actual after tax net income to the Targeted Net Income for such period (the “Adjustment Percentage”).

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

We have not met the Target Net Income threshold for the fiscal year ended May 31, 2011 and are required to issue additional shares of common stock to the 2009 Investors as described above.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. See note 3 to our consolidated financial statements, "Summary of Significant Accounting Policies." Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Revenue recognition

The Company receives revenue from sales of concrete products and from provision of manufacturing service. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Sales revenue is recognized at the date of shipment to customers or services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Our sales are non-returnable. Therefore, we do not estimate deductions or allowance for sales returns. Sales are presented net of any discounts, reward, or incentive given to customers.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

The Company recognizes its revenues net of value-added taxes (“VAT”).  The Company enjoys a free VAT policy according to the national policy, which encourages the development of the cement industry if the manufacturer satisfies the environmental protection requirements. The Company has enjoyed the free VAT policy from January 1, 2006 to December 31, 2010. Starting from January 1, 2011, the Company is subject to VAT which is levied at the rate of 6% on the invoiced value of sales.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table presents selected financial data for the Company on a consolidated basis for the fiscal years ended May 31, 2011 and 2010, respectively.

We derived the selected financial data set forth below from the Company's consolidated audited statements of operations for the fiscal years ended May 31, 2011 and 2010 and the consolidated audited balance sheets as at May 31, 2011 and 2010, each of which is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	For Year Ended
	May 31,
	2011	2010
Sales revenues	$83,460,654	$73,998,463

Net operating income (loss)	14,308,128	(13,285,355)

Net income (loss)	11,167,853	(13,434,410)

Total assets	93,043,494	71,714,081

Total liabilities	$27,974,256	$21,585,039

The Company's consolidated audited financial statements for the fiscal years ended May 31, 2011 and 2010, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of May 31, 2011, our internal control over financial reporting was ineffective based on those criteria.

During our assessment of the effectiveness of internal control over financial reporting as of May 31, 2011, management identified the following significant deficiencies:

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

Remediation Initiative

During the fiscal year ended May 31, 2010, the Company continued to implement its written control and accountability policies for administrative personnel. Additionally, during the fiscal year ended May 31, 2011, the Company’s staff in the accounting department gained more expertise in internal audit functions. We plan to continue to take measures to remediate the material weakness as soon as practicable including providing U.S. GAAP training to our staff in the accounting department.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Rong Yang	50	Chairman of Board of Directors, President and CEO

John Bai	45	Chief Financial Officer

Shuqian Wang	44	Director

Francis Nyon Seng Leong	67	Director

Zhenhai Niu	49	Director

Pat Lee Spector	67	Director

Rong Yang (CEO, President and Chairman)

Mr. Yang, age 50, has been our Chairman and Chief Executive since October 2008. He has been the Chairman and Chief Executive of Beijing Concrete since its inception in 2002. He is also the founder of Beijing Concrete.  Mr. Yang has over 20 years experience in the concrete industry. In the mid 1980’s, he started his career by joining China Railway Construction (“CRC”), one of the largest construction groups in China and Asia.  Before Mr. Yang founded Beijing Concrete, he was the project manager for one of CRC’s subsidiary companies. Mr. Yang graduated from Guizhou College of Finance and Economics with a Bachelor degree in administrative management. We believe that Mr. Yang’s knowledge of all aspects of the Company’s business and his in-depth understanding of its operations, combined with his years of experience in the concrete industry position him well as our Chairman and Chief Executive Officer.

John Bai (CFO)

Mr. John Bai, age 45, has been our Chief Financial Officer since October 2010. Before joining the Company, Mr. Bai worked as an independent financial consultant from November 2009. Mr Bai was Marketing Director of Redwood Capital Inc. from May 2008 to November 2009. Mr. Bai was an Investment Advisor at Maxfin Capital Inc. in Toronto, Ontario, Canada from July 2006 to April 2008.  From June 2003 to June 2006, Mr. Bai worked as an independent financial consultant. Mr. Bai received Master of Science of Finance degree from University of Tulsa, USA in 2003 and a bachelor degree in Aeronautic Engineering from Northwestern Polytechnic University in China in 1989.

Shuqian Wang (Director)

Ms. Wang, age 44, has been our Director since September 2009. She is a partner at East Associates, a law firm in China, since October 2002. Prior to that, she was with another PRC law firm, C&T Partners, from September 1989 to 1996 as an associate, and from 1996 to 2002 as a partner. Ms. Wang graduated from University of Kent at Canterbury with an LL.M. degree in International Trade Law in 1997, and she received her Bachelor degree in law from the School of Law of Nanjing University in 1988. We believe that Ms. Wang’s qualifications and her over 20 year experience in advising Chinese companies on complicated legal issues arising in connection with capital formation and M&A provide a unique perspective for our Board.

Francis Nyon Seng Leong (Director)

Mr. Leong, age 67, has been our Director since February 2010. He has been the principal of Sungai River Inc., an international financial consulting company since October 2003. From March to June of 2004, he was Chief Financial Officer and Secretary of Blue Diamond Mining Corporation, an NEX board listed company in the oil and gas industry. Prior to that, Mr. Leong was the Treasurer for the City of Calgary, Canada from October 1999 through August 2003. Currently, Mr. Leong is serving on the boards and the committees of the following public companies: Boyuan Construction Group, a construction company listed on Toronto Stock Exchange, Andatee China Marine Fuel Services Corporation, a NASDAQ traded company in the marine fuel industry and China Industrial Waste Management, Inc., an industrial waste management company listed on the OTC Bulletin Board. Mr. Leong received his Master’s degree in Public Administration from the Marriott School of Management of Brigham Young University in 1975. In 1968, he graduated from National Chengchi University in Taiwan with a Bachelor degree in commerce. We believe that Mr. Leong’s qualifications to serve as our director include his extensive experience in corporate finance and corporate governance acquired by him while serving on the boards and committees of several public companies.

Zhenhai Niu (Director)

Mr. Niu, age 49, has been our Director since February 2010. He is currently the general manager of Beijing Ritan Hotel from February 2008. Prior to that, he was the manager of China Hainan Huandao Taide Hotel from 1995 to 2008. Mr. Niu received his Bachelor’s degree in Management from Beijing University and Capital University of Economics and Business in 1987 and 1985, respectively. We believe that Mr. Niu’s qualifications to serve as our director include his extensive management experience as well as his executive leadership.

Pat Lee Spector (Director)

Mr. Spector, age 67, has been our Director since February 2010. He has been an Executive Advisor of AECOM Technology, Inc., a technical and management service provider that is currently listed on New York Stock Exchange (“NYSE”) since September 2007. From January 1999 through May 2007, he served as a Vice President of Jacobs Engineering Group Inc., a NYSE listed company that is engaged in the business of technical services and support. Mr. Spector received his Master degree in Architecture in 1970 and his Bachelor degree in Physics in 1966 from Washington University.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
Rong Yang,	2011	200,004	—	200,004
Chairman, President and	2010	128,992	559,457	688,449
Chief Executive Officer

John Bai	2011	62,500	173,213	235,713
Chief Financial Officer(2)	2010	—	—	—

Yiru Shi,	2011	57,397	—	57,397
Chief Financial Officer(2)	2010	50,000	419,593	459,593

(1)
The amounts in these columns represent the compensation cost of stock options granted in 2010 and 2011, except that these amounts do not include any estimate of forfeitures. The aggregate grant date fair value of option awards granted were determined in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 (formerly SFAS123(R) and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, and our 2010 Stock Incentive Plan is described in this report.

(2)
John Bai was appointed as the Chief Financial Officer of the Company on October 25, 2010. Yiru Shi was appointed as the Chief Financial Officer of the Company on December 17, 2009. Ms. Shi resigned as the Chief Financial Officer of the Company on October 25, 2010. Upon her resignation, the stock options previously awarded to Ms. Shi were forfeited.

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

In the event that Mr. Yang’s service as the Company’s CEO is terminated, whether involuntarily or voluntarily, under certain circumstances, or following the occurrence of a Change of Control, as defined under the Employment Agreement (the “Separation from Service”), Mr. Yang shall receive: (i) a lump sum payment of fifteen times Mr. Yang’s annual salary; (ii) Common Stock equal to 3% of then outstanding Common Stock; and (iii) continuing health insurance benefits for two years after the occurrence of Change of Control. Additionally, all unvested options, restricted stock, performance shares and stock appreciation rights previously granted to Mr. Yang under the Company’s incentive plan will immediately be fully vested upon his Separation from Service.

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

John Bai

On October 25, 2010, the Company entered into an employment agreement with Mr. John Bai as its Chief Financial Officer (the “CFO Employment Agreement”). Such Employment Agreement provides that Mr. Bai will serve as acting CFO of the Company for a three-month probation period (the “Probation Period”), at the end of which the Board will review his performance and approve his appointment as the Company’s Chief Financial Officer. The term of the Employment Agreement is one year, including the Probation Period, with an automatic renewal for an additonal year unless either party provides a written non-renewal notice within 30 days prior to the end of the term. Mr. Bai will be compensated as follows:

1)	An annual salary of $150,000, or $12,500 monthly payable in U.S. dollars; and

2)
Options to purchase 150,000 shares of the Common Stock of the Company, exercisable at $3.90 per share, to vest on October 26, 2011. If Mr. Bai’s employment is terminated prior to the vesting date, any unvested options will be terminated. If his employment is terminated after the vesting date, any vested but unexercised options shall terminate on the 91st day following the date of the termination of his employment.

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

Outstanding Equity Awards

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended May 31, 2010:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Rong Yang	400,000	(1)	—	200,000-	(1)	$3.90		(1)

John Bai	150,000	(2)	—	150,000	(2)	$3.90		(2)

(1)	These options vest in two equal installments on February 13, 2011 and February 13, 2012, respectively. Each installment expires 5 years after its date of vesting.

(2)	These options vest on October 25, 2011 and expire 3 years after the date of vesting.

Additional Narrative Disclosure

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified defined benefit plans, supplemental executive retirement plans, tax qualified defined contribution plans and non-qualified defined contribution plans.

Director Compensation

The following table reflects the compensation of the current directors (other than the named executive officers) for the Company’s fiscal year ended May 31, 2011:

Name of Director	Fees Earned or Paid in Cash ($)	Total ($)
Francis Leong	24,000	24,000
Zhenhai Niu	19,000	19,000
Pat Spector	24,000	24,000
Shuqian Wang	24,000	24,000

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

3.
Options to purchase 10,000 shares of the Common Stock subject to the 2010 Plan, exercisable at $3.90 per share, to vest one year after the grant date. Such options will expire 36 months from the date of the grant.  If the directorship is terminated, the vested option will forfeit immediately.

4.	Reimbursement of traveling expenses for such director’s attendance of meetings of the Board or any committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of September 21, 2011 by:

•	each stockholder, or group of affiliated stockholders, who owns more than 5% of our outstanding capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 13,180,620 shares of Common Stock outstanding as of September 21, 2011.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of September 21, 2011 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of September 21, 2011 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Name & Address of Beneficial Owner	Office	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
	Officers and Directors

Rong Yang Shidai Caifu Tiandi Building Suite 1906-09 1 Hangfeng Road Fengtai District Beijing, China 100070(3) (7)	Chairman, CEO and President	Common Stock	6,753,991		49.7%

Shuqian Wang 19th Floor, Landmark Tower 2 8 North Dongsanhuan Road Beijing, China 100004(8)	Director	Common Stock	10,000		Less than 1/10 of 1%

Francis Nyon Seng Leong 262 Millview Bay SW Calgary, Alberta T2Y 3X9(6)	Director	Common Stock	10,100		Less than 1/10 of 1%

Pat Lee Spector 145 McSkimming Road Aspen, Colorado 81611(6)	Director	Common Stock	10,000		Less than 1/10 of 1%

Zhenhai Niu Tuanjiehu Road Building 28, Room 1-201, Chaoyang District, Beijing 100026(6)	Director	Common Stock	10,000		Less than 1/10 of 1%

John Bai Shidai Caifu Tiandi Building Suite 1906-09 1 Hangfeng Road Fengtai District Beijing, China 100070(4)	Chief Financial Officer	Common Stock	150,000		1.1%

All officers and directors as a group (6 persons named above)		Common Stock	6,944,091		51.0%

	5% Securities Holders

Rui Shen 3814 Ballentree Way Duluth, GA 30097(3)		Common Stock	5,300,042		40.2%

Whitebox Combined Partners 3033 Excelsior Blvd., Suite 300 Minneapolis, MN 55416(10)		Common Stock	726,153		5.5%

Bingchuan Xiao Room 8, Unit 4, Building 46, No.22 Fuxing Road, Haidian District, Beijing 100842(5)		Common Stock	756,071	(5)	5.7%

Guiping Liao Shidai Caifu Tiandi Building Suite 1906-09 1 Hangfeng Road Fengtai District Beijing, China 100070(9)		Common Stock	6,753,991		49.7%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2)	As of the date of this report, we had 13,180,620 shares of our common stock outstanding.

(3)
Under those certain call option agreements between Mr. Yang and Mr. Shen, Mr. Yang has an option to purchase 5,113,384 shares of common stock from Mr. Shen in installments upon achievement of certain performance milestones by the Company. Under the Call Option Agreement, Mr. Yang can assign the right to purchase the shares to third parties.

(4)
Includes options to purchase 150,000 shares of the Common Stock of the Company, exercisable at $3.90 per share, to vest on October 25, 2011. If Mr. Bai’s employment is terminated prior to the vesting date, any unvested options will be terminated. If his employment is terminated after the vesting date, any vested but unexercised options shall terminate on the 91st day following the date of the termination of her employment.

(5)
Under that certain call option agreement between Mr. Xiao and Mr. Shen, Mr. Xiao has an option to purchase 186,658 shares held by Mr. Shen upon achievement of certain performance milestones by the Company. Under the Call Option Agreement, Mr. Xiao can assign the right to purchase the shares to third parties.

(6)	Includes options to purchase 10,000 shares of the Common Stock of the Company, exercisable at $3.90 per share.
(7)
Includes options to purchase 400,000 shares of the Common Stock of the Company, exercisable at $3.90 per share, to vest in two equal installments on February 13, 2011 and February 13, 2012, respectively. Includes 1,240,607 shares of the Common Stock of the Company held by Guiping Liao, the spouse of Mr. Yang.

(8)	Includes options to purchase 10,000 shares of the Common Stock of the Company, exercisable at $3.90 per share.
(9)
Includes options held by Mr. Yang, the spouse of Ms. Liao, to purchase 400,000 shares of the Common Stock of the Company, exercisable at $3.90 per share, to vest in two equal installments on February 13, 2011 and February 13, 2012, respectively. Includes call option held by Mr. Yang to purchase 5,113,384 shares of common stock from Mr. Shen.

(10)	Includes 64,103 shares issuable upon exercise of warrants.

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities may be issued as of the date of this report.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plan not approved by security holders	590,000	$3.90	560,000
Total	590,000		560,000

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

The following includes a summary of transactions for the last fiscal years ended May 31, 2011 and 2010, in which we were a participant, and in which any related person had a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

The total outstanding amount of related party payables was $296,325 and $47,125 as of May 31, 2011 and 2010, respectively.  These payables are loans from related parties for business purposes. They bear no interest, are unsecured and have no fixed payment terms. Currently, the related party payable consists of the following:

	May 31, 2011	May 31, 2010
Rong Yang (Chairman)	$151,711	$47,125
Xiuqiong Long	144,614	-
Total	$296,325	$47,125

Total outstanding amount of related party receivables was $0 and $1,286,945 as of May 31, 2011 and 2010, respectively. These receivables require no interest and have no fixed re-payment terms. Currently, the receivables from related parties consist of the following:

	May 31, 2011	May 31, 2010
Yang Ming (Chairman Yang Rong’s sibling)	$-	$147,817
Guiping Liao (CEO’s spouse)	-	1,127,291	(1)
XiYang (CEO’s son)	-	12,467
	$-	$1,286,945

(1)	The purpose of this loan was compliance with the PRC currency regulations. The loan was extended by our Hong Kong subsidiary.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by Child, Van Wagoner & Bradshaw, PLLC, current auditors for the Company, for the years ended May 31, 2011 and 2010:

	2011	2010
Audit Fees	$188,974	$102,612
Audit Related Fees	33,000	18,500
Tax Fees	5,250	9,500
All Other Fees	1,478	1,836

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15. EXHIBITS

Number	Description

2.1	Share Exchange Agreement by and between the Company and Northern Construction Holdings, Ltd. (1)

3.1	Articles of Incorporation of the Company (2)

3.2	Articles of Amendment (4)

3.3	By-laws of the Company (2)

4.1	Specimen of Common Stock Certificate (4)

10.1	Form of Call Option Agreement dated as of October 8, 2008 by and between Rui Shen and Rong Yang (3)

10.2	Form of Employment Agreement dated as of December 19, 2008 by and between Rong Yang and Beijing Concrete (4)

10.3	Form of Subscription Agreement dated October 16, 2009, among the Company and the Investors named therein (5)

10.4	Form of Investor Relations Escrow Agreement dated October 16, 2009, among the Company, Anslow& Jaclin, LLP and Trillion Growth China General Partner (5)

10.5	Form of Lockup Agreement dated October 16, 2009, by and between the Company and certain directors and officers (5)

10.6	Form of Lockup Agreement dated October 16, 2009, by and between the Company and certain non-affiliates shareholders (5)

10.7	Form of Call Option Agreement dated October 14, 2009, by and between Rui Shen and Rong Yang (5)

10.8	Form of Call Option Agreement dated October 14, 2009, by and between Rui Shen and Bingchuan Xiao (5)

10.9	Form of Voting Trust Agreement dated October 14, 2009, by and between Rui Shen and Rong Yang (5)

10.10	Form of Voting Trust Agreement dated October 14, 2009, by and between Rui Shen and Bingchuan Xiao (5)

10.11	Form of Employment Agreement dated December 17, 2009, by and between the Company and Ms. Yiru Shi (6)

10.12	Form of Option Agreement dated December 17, 2009, by and between the Company and Ms. Yiru Shi (6)

10.13	The China Infrastructure Construction Corporation 2010 Stock Incentive Plan, dated February 12, 2010 (7)

10.14	Form of Independent Director Agreement (7)

10.15	Amended and Restated Employment Agreement with Rong Yang, dated February 12, 2010 (7)

10.16	Non-Qualified Stock Option Agreement with Rong Yang, dated February 12, 2010 (7)

10.17	Form of Subscription Agreement dated March 5, 2010, by and among the Company and the parties named therein (8)

10.18	Form of Amendment dated March 5, 2010 to Subscription Agreement dated October 16, 2009 by and among the Company and the parties named therein (8)

10.19	Form of Warrant issued to the Company’s placement agent and certain finder (8)

10.20	Form of Warrant issued to the 2009 Investors (8)

10.21	Form of Employment Agreement dated October 25, 2010, by and between the Company and Mr. John Bai (9)

10.22	Form of Option Agreement dated October 25, 2010, by and between the Company and Mr. John Bai (9)

16.1	Letter of Ronald R. Chadwick, P.C. to the SEC dated October 9, 2008 (1);

21.1	List of Subsidiaries

31.1	Certifications of Rong Yang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of John Bai pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

Footnotes:

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 10, 2008.

(2)	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146758) filed with the SEC on October 17, 2007.

(3)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on April 29, 2009.

(4)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 15, 2009.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 20, 2009.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 22, 2009.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 19, 2009.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 12, 2009.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 29, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

Date: September 21, 2011	By:	/s/ Rong Yang
Rong Yang
Chief Executive Officer, Director (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ Rong Yang	September 21, 2011
Rong Yang
Chief Executive Officer and Director
(Principal Executive officer)

/s/ John Bai	September 21, 2011
John Bai
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Shuqian Wang	September 21, 2011
Shuqian Wang, Director

/s/ Francis Nyon Seng Leong	September 21, 2011
Francis Nyon Seng Leong, Director

/s/ Pat Lee Spector	September 21, 2011
Pat Lee Spector, Director

/s/ Zhenhai Niu	September 21, 2011
Zhenhai Niu, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

China Infrastructure Construction Corporation
Beijing, China

We have audited the accompanying consolidated balance sheets of China Infrastructure Construction Corporation (the Company) as of May 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders’ equity for the years ended May 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Infrastructure Construction Corporation as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended May 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
September 15, 2011

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and 2010

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2011 AND 2010

	At May 31,	At May 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$136,702	$1,102,879
Restricted cash	10,868	146,089
Trade accounts receivable, net	30,058,457	53,411,689
Other receivables	983,199	950,671
Inventories	348,102	575,452
Total current assets	31,537,328	56,186,780

Property, plant and equipment, net	8,898,993	7,995,701

Prepayments	15,240,990	1,289,007
Accounts receivables, net - long term	33,129,309	-
Deferred tax assets	2,038,913	-
Other receivables - long term	2,197,961	4,955,648
Related party receivables	-	1,286,945
Total other assets	61,506,166	7,531,600

TOTAL ASSETS	$93,043,494	$71,714,081

LIABILITIES AND EQUITY

Trade accounts payable	$13,114,202	$13,376,119
Related party payable	296,325	47,125
Other payables	3,494,914	2,217,307
Current portion of capital lease obligations	3,171,246	1,949,183
Accrued expenses	980,075	491,885
Tax payable	6,401,831	-
Bank loan payable	-	1,317,600
Total current liabilities	27,458,593	19,399,219

Long-term liabilities
Long-term portion of capital lease obligations	515,662	2,185,820
Total long-term liabilities	515,662	2,185,820

TOTAL LIABILITIES	$27,974,255	$21,585,039

EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock, no par value, 100,000,000 shares authorized; 12,930,620 and 12,815,620 shares issued and outstanding as of May 31, 2011 and 2010, respectively	43,279,066	42,252,295
Retained earnings	14,778,106	4,321,221
Accumulated other comprehensive income	4,107,477	1,509,314
Total China Infrastructure Construction Corporation Stockholder’s Equity	62,164,649	48,082,830
Non-controlling interests	2,904,590	2,046,212

TOTAL EQUITY	65,069,239	50,129,042

TOTAL LIABILITIES AND EQUITY	$93,043,494	$71,714,081

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEARS ENDED MAY 31, 2011 AND 2010

	May 31, 2011	May 31, 2010

Sales revenue, net
Concrete Sales	$72,392,998	$72,589,174
Manufacturing Service	11,067,656	1,409,289
Total revenue	83,460,654	73,998,463

Cost of revenues
Concrete Sales	53,318,951	55,338,709
Manufacturing Service	3,063,236	622,083
Total cost of revenues	56,382,187	55,960,792

Gross profit	27,078,467	18,037,671

Operating expenses:
General and administrative expenses	12,770,339	31,323,026

Operating income (loss)	14,308,128	(13,285,355)

Other income (expense):
Interest income	1,604	4,424
Interest expense	(365,069)	(163,646)
Other income	707,478	360,354
Gain (Loss) on disposal of property, plant and equipment	(445,755)	496,816
Total other income (expense)	(101,742)	697,948

Earnings (loss) before tax	14,206,386	(12,587,407)

Income tax	3,038,533	-

Net income (loss)	$11,167,853	$(12,587,407)

Net income (loss) attributable to:
-Common stockholders	10,456,885	(13,434,410)
-Non-controlling interest	710,968	847,003
	$11,167,853	$(12,587,407)
Earnings (loss) per share
- Basic and Dilutive	$0.81	$(1.66)
Weighted average shares outstanding
- Basic and Dilutive	12,930,305	8,106,833

Comprehensive Income
Net Income (loss)	$11,167,853	$(12,587,407)

Foreign currency translation adjustment	2,745,573	(234,123)
Comprehensive Income (loss)	13,913,426	(12,821,530)
Comprehensive income attributable to non-controlling interests	858,378	835,517
Comprehensive income (loss) attributable to China Infrastructure Construction Corporation	$13,055,048	$(13,657,047)

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 31, 2011 AND 2010

	May 31,	May 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$11,167,853	$(12,587,407)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
(Gain) loss from property, plant and equipment disposal	445,755	(496,816)
Bad debt expenses	7,949,067	85,170
Depreciation	1,639,520	1,174,021
Shares issued for compensation	316,250	27,422,242
Stock option expenses	710,521	199,003
Changes in operating liabilities and assets:
Trade accounts receivable	(14,799,859)	(27,095,999)
Prepayments	(13,537,309)	(1,291,119)
Inventories	250,438	311,124
Other receivables	1,097,154	(1,835,744)
Trade accounts payable	(740,588)	3,204,875
Other payables	1,150,981	511,779
Accrued expenses	446,341	190,336
Tax payable	4,252,378	-
Net cash provided by (used in) operating activities	348,502	(10,208,535)

Cash flows from investing activities:
Property, plant, and equipment additions	(923,904)	(2,692,568)
Property, plant, and equipment disposal	37,508	-
Payments to related party receivable	-	(1,898,489)
Proceeds from related party receivable	1,286,945	575,372
Net cash provided by (used in) investing activities	$400,549	$(4,015,685)

Cash flows from financing activities:
Shares issued for cash	$-	$13,234,406
Restricted cash	135,221	(146,089)
Proceeds from Bank loan payable and capital lease obligations	-	1,319,760
Payment to Bank loan payable and capital lease obligations	(1,994,303)	-
Proceeds from related party payable	121,073	-
Net cash provided by (used in) financing activities	(1,738,009)	14,408,077

Effect of rate changes on cash	22,781	(2,819)

Net Increase (decrease) of cash and cash equivalents	(966,177)	181,038
Cash and cash equivalents–beginning of year	1,102,879	921,841
Cash and cash equivalents–end of year	$136,702	$1,102,879

Supplementary cash flow information:
Interest paid in cash	$135,356	$119,619
Income taxes paid in cash	-	-
Non-cash investing activities:
Acquisition of property, plant and equipment through other payable	376,074	4,141,781
Disposal of property, plant and equipment through other receivable	180,036	3,808,920
Related party receivable offset by payable to related party payable	$(296,325)	$674,289

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE FISCAL YEARS ENDED MAY 31, 2011 AND 2010

			Retained Earnings	Accumulated Other
	Common Stock		(Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Deficit)	Income	Interests	Equity

Balance: June 1, 2009	1,529,550	$1,396,644	$17,755,631	$1,731,951	$1,210,695	$22,094,921
Adjustment for 1:10 reverse split	(4)	-	-	-	-	-
Shares issued for cash in October 2009	2,564,108	10,000,021	-	-	-	10,000,021
Shares issued for fund raising service in October 2009	408,531	1,573,366	-	-	-	1,573,366
Warrants issued for fund raising service in October 2009	-	262,836	-	-	-	262,836
Cost of issuance	-	(3,230,597)	-	-	-	(3,230,597)
Shares issued for cash in March 2010	1,282,091	5,000,153	-	-	-	5,000,153
Warrants issued to placement agent	-	183,200	-	-	-	183,200
Warrants issued to investors	-	1,776,503	-	-	-	1,776,503
Cost of issuance	-	(2,331,076)	-	-	-	(2,331,076)
Shares issued for compensation	7,031,344	27,422,242	-	-	-	27,422,242
Stock option	-	199,003	-	-	-	199,003
Foreign currency translation adjustment	-	-	-	(222,637)	(11,486)	(234,123)
Net income (loss)	-	-	(13,434,410)	-	847,003	(12,587,407)
Balance: May 31, 2010	12,815,620	$42,252,295	$4,321,221	$1,509,314	$2,046,212	$50,129,042

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE FISCAL YEARS ENDED MAY 31, 2011 AND 2010

				Accumulated Other
	Common Stock		Retained Earnings	Comprehensive	Non-controlling	Total
	Shares	Amount	(Accumulated Deficit)	Income	Interests	Equity

Balance: June 1, 2010	12,815,620	$42,252,295	$4,321,221	$1,509,314	$2,046,212	$50,129,042
Shares issued for compensation	115,000	316,250	-	-	-	316,250
Stock option	-	710,521	-	-	-	710,521
Foreign currency translation adjustment	-	-	-	2,598,163	147,410	2,745,573
Net income (loss)	-	-	10,456,885	-	710,968	11,167,853
Balance: May 31, 2011	12,930,620	$43,279,066	$14,778,106	$4,107,477	$2,904,590	$65,069,239

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

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
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

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

3.	Summary of Significant Accounting Policies

a.	Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

b.	Control by Principal Stockholders

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

c.	Principles of Consolidation

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

d.	Estimates

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

e.	Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

f.	Restricted Cash

Restricted cash represents deposits held in the escrow account and are not insured by any government entity or agency.

g.	Trade Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. The ultimate collection of the Company’s accounts receivable may take more than one year, and any portion of accounts receivable expected to be collected in more than one year is reflected as noncurrent, net of allowance for doubtful accounts relating to that portion of the receivables.  The bifurcation between current and noncurrent portions of accounts receivable is based on management’s estimate and historical collection experience.

h.	Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

i.	Property and Equipment

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

j.	Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of May 31, 2011, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

k.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

l.	Revenue Recognition

The Company receives revenue from sales of concrete products and from provision of manufacturing service. The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff Accounting Bulletin 104). Revenue is recognized at the date of shipment to customers or manufacturing services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Both of our product sales and manufacturing service are non-returnable. Therefore, we do not estimate deductions or allowance for returns. Revenues are presented net of any discounts, reward, or incentive given to customers.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Our products delivered to customers are checked on site by customers and, once the products are accepted by customers, they will sign the acceptance notice. There is no warranty issue after the delivery.

Similar to sales of concrete products, we delivered products on which we provided manufacturing service to customers or provided manufacturing service on site.  Customers check products upon receipt and will sign the acceptance notice once the products are accepted.  There is no warranty issue after the acceptance.

Reward or incentive given to our customers is an adjustment of the selling prices of our products; therefore, the consideration is characterized as a reduction of revenue when recognized in our income statement.

The Company recognizes its revenues net of value-added taxes (“VAT”).  The Company enjoys a free VAT policy according to the national policy, which encourages the development of the cement industry if the manufacturer satisfies the environmental protection requirements. The Company has enjoyed the free VAT policy from January 1, 2006 to December 31, 2010. Starting from January 1, 2011, the Company is subject to VAT which is levied at the rate of 6% on the invoiced value of sales.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

m.	Cost of Goods Sold

Cost of goods sold consists primarily of the costs of the raw materials, freight charges, direct labor, depreciation of plant and machinery, warehousing cost and overhead associated with the manufacturing process and commission expenses.

n.	Shipping Income and Expense

ASC 605-45-20 “Shipping and Handling Costs” establishes standards for the classification of shipping and handling costs. All amounts billed to a customer related to shipping and handling are classified as revenue.

o.	Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs, if any, are included in selling, general and administrative expense on the income statement.

p.	Foreign Currency and Comprehensive Income

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

q.	Income Taxes

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

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

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. Effective January 1, 2009, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, the PRC government has established a set of transition rules to allow enterprises already started tax holidays, before January 1, 2009, to continue enjoying the tax holidays until being fully utilized.  The exemption of income tax to the Company lasted until December 31, 2010 and from year 2011, the Company is subject to an income tax at an effective rate of 25%. The Company is charged at 25% from January 1, 2011 to May 31, 2011 and 0% income tax expense for calendar year 2010.

r.	Restrictions on Transfer of Assets Out of the PRC

Dividend payments by the Company are limited by certain statutory regulations in the PRC. No dividends may be paid by the Company without first receiving prior approval from the Foreign Currency Exchange Management Bureau. However, no such restrictions exist with respect to loans and advances.

s.	Financial Instruments

ASC 825 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of those instruments. ASC 820 (formerly SFAS 157, “Fair Value Measurements”), adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

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

t.	Stock-Based Compensation

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

u.	Basic and Diluted Earnings Per Share

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

v.	Statement of Cash Flows

In accordance with FASB ASC 230, cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

w.	Segment Reporting

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

x.	Recent Accounting Pronouncements

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

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No, 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20.  Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company does not expect the adoption of ASU 2011-01 to have a significant impact on its consolidated financial statements.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

The Company has reviewed the Accounting Standards Updates up through 2011-07.

y.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.	Restricted Cash

In accordance with the Escrow Agreement and the Subscription Agreement (note 15) signed by China Infrastructure Construction Corporation, Trillion Growth China General Partner and Anslow & Jaclin, LLP (the “Escrow Agent”) in October 2009, the Company was required to keep with the Escrow Agent $120,000 immediately on the Closing Date of the Subscription Agreement. This fund can only be disbursed when certain criteria are met. As of May 31, 2011 and 2010, the amount not disbursed was $10,868 and $146,089, respectively.

5.	Trade Accounts Receivable

	May 31, 2011	May 31, 2010
Trade Accounts Receivable	$32,787,147	$53,808,731
Less: Allowance for Bad Debt	(2,728,690)	(397,042)
	$30,058,457	$53,411,689

	May 31, 2011	May 31, 2010
Long Term Accounts Receivable	$38,973,730	$-
Less: Allowance for Bad Debt	(5,844,421)	-
	$33,129,309	$-

6.	Other Receivables

Other receivables in current assets amounted to $983,199 and $950,671 as of May 31, 2011 and 2010, respectively.

Other receivables in long term assets amounted to $2,197,961 and $4,955,648 as of May 31, 2011 and 2010, respectively.

As of May 31, 2011, other receivables includes $2.87 million related to construction in progress disposal to an unrelated party. On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount is due in 4 annual equal installments starting September 1, 2010. The receivable is unsecured, interest free, and with fixed repayment dates. It also includes insurance claims and deposits, that are from unrelated parties, interest free, unsecured, and with no fixed repayment date, and advances to employees for business purposes.

The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. There is no provision made for the other receivables at May 31, 2011 and 2010.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

7.	Inventories

Inventories consist of the following:

	May 31, 2011	May 31, 2010
Raw materials	$348,102	$575,452
	$348,102	$575,452

8.      Property, Plant and Equipment

Plant and equipment consist of the following:

	May 31, 2011	May 31, 2010
Office trailers	$798,993	$902,556
Machinery and equipment	2,840,269	2,299,638
Machinery and equipment, capital lease	6,348,228	5,993,031
Motor vehicles	499,808	1,416,250
Motor vehicles, capital lease	279,854	36,058
Furniture and office equipment	601,619	509,611
Construction in progress	1,906,796	421,716
Total property, plant and equipment	13,275,567	11,578,860
Accumulated depreciation	(2,685,392)	(3,093,076)
Accumulated depreciation, capital lease	(1,691,182)	(490,083)
Net property, plant and equipment	$8,898,993	$7,995,701

Depreciation expense included in general and administrative expenses for the fiscal year ended May 31, 2011 and 2010 was $310,532 and $163,573, respectively. Depreciation expense included in cost of sales for the fiscal years ended May 31, 2011 and 2010 was $1,328,988 and $1,010,448 respectively.

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

On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount is due in 4 annual equal installments starting September 1, 2010. As of May 31, 2010, the book value of the construction in progress sold was approximately $3.3 million. A gain from property, plant and equipment disposal of $496,816 was recorded.  Total other receivable for sales of Tangshan construction in progress was $2,874,586 and $3,802,686.02 for the fiscal years ended May 31, 2011 and 2010, respectively.

After the Tangshan project was sold, construction in progress represents direct costs of construction and design fees incurred for the Company’s new location for production facility in Beijing Daxing. Similar to the Tangshan project, all construction costs associated with this project are accumulated and capitalized as construction in progress.  The construction in progress is closed out to the appropriate asset classification when the project is substantially complete, occupied, or placed into service.  No depreciation is provided until it is completed and ready for its intended use.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

Interest costs totaling $0 were capitalized into construction in progress for the years ended May 31, 2011 and 2010.

9.	Prepayments

Prepayments consist of the long term refundable performance bond, prepaid expenses, mainly prepaid rent expense, and the monies deposited with the suppliers for raw material and capital lease lessor for lease payment. The total outstanding amount was $15,240,990 and $1,289,007 as of May 31, 2011 and 2010, respectively. There is no provision made for the prepayment at May 31, 2011 and 2010.

	May 31, 2011	May 31, 2010
Advance to Suppliers	$8,561,700	$317,881
Prepaid expenses	2,769,473	429,438
Performance bond	3,909,817	541,688
	$15,240,990	$1,289,007

10.	Related Party Transactions

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Total outstanding amount of related party payable was $296,325 and $47,125 as of May 31, 2011 and 2010, respectively. These payables bear no interest and have no fixed payment terms. Currently, the related party payable consists of the following:

	May 31, 2011	May 31, 2010

Yang Rong (CEO)	$151,711	$47,125
Xiuqiong Long	144,614	-
Total	$296,325	$47,125

Total outstanding amount of related party receivables was $0 and $1,286,945 as of May 31, 2011 and 2010, respectively. These receivables require no interest and have no fixed re-payment terms. Currently, the receivables from related party consist of the following:

	May 31, 2011	May 31, 2010
Yang Ming (CEO Yang Rong’s sibling)	$-	$147,817
Guiping Liao (CEO’s spouse) (1)	-	1,126,661
XiYang (CEO’s son)	-	12,467
Total	$-	$1,286,945

(1)	The purpose of this loan was compliance with the PRC currency regulations. The loan was extended by our Hong Kong subsidiary.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

11.	Other Payables

Other payables in current liabilities consist of the following as of May 31, 2011 and 2010:

	May 31, 2011	May 31, 2010
Commission payable	$814,224	$1,488,213
Payable to CRCG (note 1)	311,035	265,838
Beijng Xin Hai Wang Yue Commercial Ltd.	1,250,191	-
Staff and other companies deposit	1,119,464	463,256
Total other payables	$3,494,914	$2,217,307
Commission expense has been included in cost of goods sold.

12.	Accrued Expenses

Accrued expenses amounted to $980,075 and $491,885 as of May 31, 2011 and 2010. The accrued expenses mainly include accrued land lease expenses, accrued electricity and utility expenses, professional fee, and accrued interest.

13.	Debt

Bank Loan Payable

On October 16, 2009, the Company borrowed $1,466,000 from Beijing Bank. The loan is unsecured, and with an annual interest rate of 5.31%. $1,317,600 of the total amount is guaranteed by an unrelated party. There is no interest expense capitalized into construction in progress for the years ended May 31, 2011 and 2010. By August 30, 2010, the loan was paid back in full. The bank loan payable as of May 31, 2011 and 2010 is $0 and $1,317,600, respectively.

Interest

Total interest expense and financial charges for the years ended May 31, 2011 and 2010 on all debt amounted to $365,069 and $163,646, respectively. Total interest income for the years ended May 31, 2011 and 2010 amounted to $1,604 and $4,424, respectively.

Capital Leases

Capital Lease A

In July 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $1,774,368 with an annual interest rate of 6.76%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $1,965,343. The title of the equipment will be transferred back to the Company upon the last payment. A one-time processing fee of $22,106 was paid by the Company related to this lease. The Company had been delinquent for 6 months payment and had not yet been cured as of May 31, 2011, which may cause termination of the contract. The minimum payments for the remaining lease term of 20 months from November 2010 to June 2012 are as follows:

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

Total lease payment	$1,148,016
Less imputed interest	(65,196)
Total capital lease obligation as of May 31, 2011	1,082,820
Less current maturity	(1,025,749)
Capital lease obligation – long-term portion as of May 31, 2011	$57,071

The future lease commitments for the next three years after May 31, 2011 are as follows:

2012	$1,090,615
2013	57,401
Total	$1,148,016

Capital Lease B

In November 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $187,392 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $205,050. The title of the equipment will be transferred back to the Company upon the last payment. A onetime processing fee of $2,811 was paid by the Company related to this lease. The Company had been delinquent for 2 months payment and had not yet been cured as of May 31, 2011, which may cause termination of the contract. The minimum payments for the remaining lease term of 25 months from March 2011 to March 2013 are as follows:

Total lease payment	$149,720
Less imputed interest	(9,223)
Total capital lease obligation as of May 31, 2011	140,497
Less current maturity	(82,211)
Capital lease obligation – long-term portion as of May 31, 2011	$58,286

 The future lease commitments for the next three years after May 31, 2011 are as follows:

2012	$89,832
2013	59,888
2014	-
Total	$149,720

Capital Lease C

In December 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $545,779 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $597,200. The title of the equipment will be transferred back to the Company upon the last payment. A one-time processing fee of $6,822 was paid by the Company related to this lease. The Company had been delinquent for 11 months payment and had not yet been cured as of May 31, 2011, which may cause termination of the contract. The minimum payments for the remaining lease term of 34 months from July 2010 to April 2013 are as follows:

Total lease payment	$593,032
Less imputed interest	(48,456)
Total capital lease obligation as of May 31, 2011	544,576
Less current maturity	(358,293)
Capital lease obligation – long-term portion as of May 31, 2011	$186,283

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

The future lease commitments for the next three years after May 31, 2011 are as follows:

2012	$401,169
2013	191,863
2014	-
Total	$593,032

Capital Lease D

In December 2009, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $249,466 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $272,920. The title of the equipment will be transferred back to the Company upon the last payment. A one-time processing fee of $3,118 was paid by the Company related to this lease. The Company had been delinquent for 7 months payment and had not yet been cured as of May 31, 2011, which may cause termination of the contract.  The minimum payments for the remaining lease term of 30 months from October 2010 to March 2013 are as follows:

Total lease payment	$239,175
Less imputed interest	(17,421)
Total capital lease obligation as of May 31, 2011	221,754
Less current maturity	(144,158)
Capital lease obligation – long-term portion as of May 31, 2011	$77,596

The future lease commitments for the next three years after May 31, 2011 are as follows:

2012	$159,450
2013	79,725
2014	-
Total	$239,175

Capital Lease E

In February 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $14,640 with an annual interest rate of 9.98%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $17,034. The title of the equipment will be transferred back to the Company upon the last payment. The minimum payments for the remaining lease term of 21 months from June 2011 to February 2013 are as follows:

Total lease payment	$10,427
Less imputed interest	(896)
Total capital lease obligation as of May 31, 2011	9,531
Less current maturity	(5,242)
Capital lease obligation – long-term portion as of May 31, 2011	$4,289

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

The future lease commitments for the next three years after May 31, 2011 are as follows:

2012	$5,959
2013	4,468
2014	-
Total	$10,427

Capital Lease F

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $203,789 with an annual interest rate of 5.94%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for three years, with total payments of approximately $222,991. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $2,547 was paid by the Company related to this lease. The Company had been delinquent for 7 months payment and had not yet been cured as of May 31, 2011, which may cause termination of the contract.  The minimum payments for the remaining lease term of 30 months from October 2010 to March 2013 are as follows:

Total lease payment	$180,187
Less imputed interest	(12,187)
Total capital lease obligation as of May 31, 2011	168,000
Less current maturity	(104,613)
Capital lease obligation – long-term portion as of May 31, 2011	$63,387

The future lease commitments for the next three years after May 31, 2011 are as follows:

2012	$115,059
2013	65,128
2014	-
Total	$180,187

Capital Lease G

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $28,489 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $29,534. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $407 was paid by the Company related to this lease. The Company had been delinquent for 3 months payment and had not yet been cured as of May 31, 2011, which may cause termination of the contract. The minimum payments for the remaining lease term of 3 months from in the past are as follows:

Total lease payment	$7,763
Less imputed interest	86
Total capital lease obligation as of May 31, 2011	7,677
Less current maturity	7,677
Capital lease obligation – long-term portion as of May 31, 2011	$-

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

The future lease commitments for the next three years after May 31, 2011 are as follows:

2012	$7,763
2013	-
2014	-
Total	$7,763

Capital Lease H

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $375,370 with an annual interest rate of 11.13%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for two years, with total payments of approximately $380,403. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $293 will be paid by the Company related to this lease. The Company had been delinquent for 3 months payment and had not yet been cured as of May 31, 2011, which may cause termination of the contract. The minimum payments for the remaining lease term of 15 months from February 2011 to April 2012 are as follows:

Total lease payment	$276,274
Less imputed interest	19,459
Total capital lease obligation as of May 31, 2011	256,815
Less current maturity	256,815
Capital lease obligation – long-term portion as of May 31, 2011	$-

The future lease commitments for the next three years after May 31, 2011 are as follows:

2012	$276,274
2013	-
2014	-
Total	$276,274

Capital Lease I

In March 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $1,161,830 with an annual interest rate of 11.13%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for two years, with total payments of approximately $1,301,262. The title of the equipment will be transferred back to the Company upon the last payment. A one-time processing fee of $2,928 will be paid by the Company related to this lease. The Company had been delinquent for 4 months payment and had not yet to be cured as of May 31, 2011, which may cause termination of the contract. The minimum payments for the remaining lease term of 16 months from January 2011 to April 2012 are as follows:

Total lease payment	$912,128
Less imputed interest	68,065
Total capital lease obligation as of May 31, 2011	844,063
Less current maturity	844,063
Capital lease obligation – long-term portion as of May 31, 2011	$0

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

The future lease commitments for the next three years after May 31, 2011 are as follows:

2012	$912,128
2013	-
2014	-
Total	$912,128

Capital Lease J

In May 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $28,505 with an annual interest rate of 6.70%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $29,549. The title of the equipment will be transferred back to the Company upon the last payment. A one time processing fee of $407 was paid by the Company related to this lease. The Company had been delinquent for 4 months payment and had not yet been cured as of May 31, 2011, which may cause termination of the contract. The minimum payments for the remaining lease in the past are as follows:

Total lease payment	$7,767
Less imputed interest	86
Total capital lease obligation as of May 31, 2011	7,681
Less current maturity	7,681
Capital lease obligation – long-term portion as of May 31, 2011	$-

The future lease commitments for the next three years after May 31, 2011 are as follows:

2012	$7,767
2013	-
2014	-
Total	$7,767

Capital Lease K

In August 2010, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $148,391 with an annual interest rate of 7.98%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $167,705. The title of the equipment will be transferred back to the Company upon the last payment The Company had been delinquent for 1 months payment and had not yet to be cured as of May 31, 2011, which may cause termination of the contract. The minimum payments for the remaining lease term of 29 months from April 2011 to August 2013 are as follows:

Total lease payment	$141,362
Less imputed interest	13,064
Total capital lease obligation as of May 31, 2011	128,298
Less current maturity	59,548
Capital lease obligation – long-term portion as of May 31, 2011	$68,750

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

The future lease commitments for the next three years after May 31, 2011 are as follows:

2012	$68,961
2013	59,109
2014	13,292
Total	$141,362

Capital Lease L

In June 2008, the Company entered into a capital leaseback arrangement with an unrelated third party for approximately $557,491 with an annual interest rate of 7.98%. The lease has been accounted for as a capital lease with the same third party to lease the equipment for one year, with total payments of approximately $619,092. The title of the equipment will be transferred back to the Company upon the last payment. The Company had been delinquent for 7 months payment and had not yet been cured as of May 31, 2011, which may cause termination of the contract. The minimum payments for the remaining lease term of 16 months from October 2010 to January 2012 are as follows:

Total lease payment	$288,558
Less imputed interest	13,362
Total capital lease obligation as of May 31, 2011	275,196
Less current maturity	275,196
Capital lease obligation – long-term portion as of May 31, 2011	$-

The future lease commitments for the next three years after May 31, 2011 are as follows:

2012	$288,558
2013	-
2014	-
Total	$288,558

The summary of all lease commitments is as follows:

Total lease payment	$3,954,409
Less imputed interest	267,501
Total capital lease obligation as of 5-31-2011	3,686,908
Less current maturity	3,171,246
Capital lease obligation – long term portion as of 5-31-2011	$515,662

The summary of future lease commitments for the next three years after May 31, 2011 is as follows:

2012	$3,423,535
2013	517,582
2014	13,292
Total	$3,954,409

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

14.	Non-controlling Interest

Non-controlling interest consists of other stockholders’ ownership interest in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership before the change of the non-controlling interest and 5.32% of the total ownership after the change of the non-controlling interest (Note 1). As of May 31, 2011 and 2010, the balance of non-controlling interest was $2,904,590 and $2,046,212, respectively.

15.	Shareholder’s Equity

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

Stock Issuance for Compensation

On June 1, 2010, the Company hired a consulting company. As compensation, the Company paid $45,000 and issued 115,000 shares of restricted common stock, and another 100,000 shares of restricted common stock will be issued upon certain terms. The shares are valued at market price of a total of $316,250 at $2.75 per share. The cash paid was first recorded as prepaid expenses. The shares issued are recorded as deferred consulting fee. Both the prepaid expenses and deferred consulting fee will amortize to expense over the agreement term of the six-month period. As of May 31, 2011, prepaid expenses for this service have a balance of $0 and deferred consulting fee has a balance of $0.
On November 18, 2010, the Company hired an investor relationship company. As compensation, the Company agreed to issue 30,000 shares of restricted common stock. The shares are valued at market price of a total of $77,700 at $2.59 per share. As of May 31, 2011, the shares have not been issued and the payable is included in the liabilities section of the balance sheet.

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

The assumptions used in calculating the fair value of the above options granted using the Black-Scholes option- pricing model are as follows:

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

Risk-free interest rate	0.86%
Expected life of the options	2- 3 years
Expected volatility	45%
Expected dividend yield	0

On February 12, 2010, we granted three independent directors each, options to purchase 10,000 shares of common stock, with an exercise price of $3.90 per share. The options will vest over 1 year and no option can be exercised after 3 years from the grant date.

On March 22, 2010, we granted one independent director options to purchase 10,000 shares of common stock, with an exercise price of $3.90 per share. The options will vest over 1 year and no option can be exercised after 3 years from the grant date.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.35%
Expected life of the options	1-2 years
Expected volatility	45%
Expected dividend yield	0

On October 25, 2010, we granted to our newly appointed CFO options to purchase 150,000 shares of common stock, with an exercise price of $3.90 per share. The options will vest over 1 year and expire 3 years after the vesting date or after a termination date whichever is earlier.

The assumptions used in calculating the fair value of the above option granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.22%
Expected life of the options	3 years
Expected volatility	81%
Expected dividend yield	0

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, May 31, 2010	740,000	$3.90	$0.00
Granted	150,000
Forfeited	300,000
Exercised
Outstanding May 31, 2011	590,000	$3.90	$0.00

Following is a summary of the status of options outstanding at May 31, 2011:

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life in Years	Average Exercise Price	Number	Average Exercise Price
$3.90	590,000	1.88	$3.90	240,000	$3.90

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

On March 22, 2010, in connection with the Share Purchase Agreement in March 2010, the Company issued 1,281,083 warrants to October 2010 investors. The warrants carry an exercise price of $6.00 and a 3-year term. The Warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction.

Placement Agent Warrants meet the conditions for equity classification pursuant to FASB ASC 815 “Derivatives and Hedging” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Therefore, these warrants were classified as equity and accounted for as common stock issuance cost.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life in Years
Outstanding, May 31, 2010	1,504,160	1,504,160	$5.69	3.05
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, May 31, 2011	1,504,160	1,504,160	$5.69	2.05

16.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan.  The total expense for the above plan was $119,958 and $5,970 for the years ended May 31, 2011 and 2010, respectively.   In 2011, all branches of Beijing Concrete were in operation for the full year, whereas in 2010, Shi Du branch was in operation for three months, Jingxin branch Sand Stone Factory was for three months, Tanghai branch was for seven months, and Hongruida was for five months. More employees were employed in 2011 compared with 2010 and therefore employee welfare plan expense has increased substantially.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

17.	Income Tax

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended May 31, 2011 and 2010:

	2011	2010
U.S. Statutory rates	34.0%	34.0%
Foreign income not taxable in USA	(34.0)%	(34.0)%
China income taxes	$4,608,608	$3,821,280
China income tax exemption	(1,570,075)	(3,821,280)
Total provision for income taxes	$3,038,533	$-

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has only net loss generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of May 31, 2011 and May 31, 2010.  The Group believes that the realization of the benefits arising from this loss appears to be uncertain due to its limited operating history and continuing losses for United States income tax purses.  Accordingly, the company has provided 100% valuation allowance at the year end for its United States operation.

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of May 31, 2011 and May 31, 2010.

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company is charged at 25% from January 1, 2011 to May 31, 2011 and 0% income tax expense for calendar year 2010.  The exemption of income tax to the Company lasted until December 31, 2010 and from year 2011, the Company is subject to an income tax at an effective rate of 25%. The current income tax expense and deferred tax expense for the fiscal years ended May 31, 2011 and 2010 are as follows:

	May 31, 2011	May 31, 2010
Current income tax	$5,025,823	$-
Deferred tax benefits	(1,987,290)	-
Income tax	$3,038,533	$-

The Company adopted accounting policies in accordance with U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws.  The Company had deferred tax assets of $2,038,913 and $0 as of May 31, 2011 and 2010 from its Chinese operations, mainly due to bad debt allowance, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

	2011	2010
Deferred tax assets, China subsidiary bad debt allowance	$2,038,913	$21,293
Valuation allowance	-	(21,293)
Total	$2,038,913	$-

The estimated tax savings due to the tax exemption for May 31, 2011 and 2010 amounted to approximately $1,570,075 and $3,821,280, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the year ended May 31, 2011 by $0.12 and $0.12, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the year ended May 31, 2010 by $0.47 and 0.47, respectively.

18.	Other Income (Expenses)

Other income was $707,478 for the year ended May 31, 2011. It consists of income from selling recycled paper and vehicle accident compensation. Other expenses were $445,755 for the year ended May 31, 2011. Other expenses are net losses from property, plant and equipment disposal.

Other income was $857,170 for the year ended May 31, 2010. It mainly consists of $496,816 gain on property, plant and equipment disposal. The rest of other income is mainly rental income by renting our equipment to unrelated third parties.  Other expenses were $0 for the year ended May 31, 2010.

19.	Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share:

	2011	2010
Net income (loss) for earnings per share	$10,456,885	$(13,434,410)
Weighted average shares used in basic computation	12,930,305	8,106,833
Diluted effect of warrants and options	-	-
Weighted average shares used in diluted computation	12,930,305	8,106,833
Earnings (loss) per share, basic	$0.81	$(1.66)
Earnings (loss) per share, diluted	$0.81	$(1.66)

Weighted average stock prices for the year ended May 31, 2011 and 2010 are lower than warrants and option exercise prices (disclosed in note 15) so there is no diluted effect.

20.	Concentration of Credit Risks and Uncertainties

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

The Company had sales to one major customer, China Railway Construction Group that represented 18% and 14% of the Company’s total sales for the fiscal years ended May 31, 2011 and 2010, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

Two customers, China State Construction Engineering Corporation and Guangzhou Tianli Construction Group accounted for 10% and 8% of the Company’s accounts receivable balance at May 31, 2011.  China Railway Construction Group, and Guangzhou Tianli Construction Group, accounted for 26% and 10% of the Company’s accounts receivable balance at May 31, 2010.

The top five major vendors account for 44% and 26% of the Company’s total inventory purchases for the fiscal year ended May 31, 2011 and 2010, respectively, with one major vendor representing 14% and 8% of the total purchases for the fiscal years ended May 31, 2011 and 2010, respectively.

One major vendor accounted for 12% and 11% of the Company’s accounts payable at May 31, 2011 and 2010, respectively.

21.	Contingencies

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

22.	Operating Lease Commitment

As of May 31, 2011, the Company was committed to minimum rentals for the leased land under long-term non-cancellable operating leases as follows:

Fiscal Year Ended May 31,
2012	$1,064,134
2013	60,012
2014	60,012
2015	61,762
2016	63,013
Thereafter	530,356
Total:	$1,839,289

We currently have a ten-year lease with an annual payment of approximately $48,000, from March 1, 2008 to February 28, 2018, for our Beijing production base. We have built our offices and manufacturing facilities on this site. On April 30, 2011, this lease was ended due to demolition and we moved to a new location and entered into a new lease, which is from April 2011 to January 23, 2034 with a total payment of RMB 16,400,000. This lease requires us to make the total payment in full by October 2011. We also lease land for our Xi’an production facility. The annual payment is approximately $59,000. We also leased two offices in Beijing as our headquarter office. One office lease is from December 15, 2009 to December 14, 2011, with an annual payment of approximately $106,000. The other one is from July 11, 2010 to July 10, 2012, with an annual payment of approximately $48,000. However, this lease was ended on January 10, 2011 as we decided one office is enough.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AND AS OF MAY 31, 2011 AND 2010

Operating lease expenses amounted to $265,985 and $124,013 for the years ended May 31, 2011 and May 31, 2010, respectively.

23.	Cooperation with Institute of Building Materials (“IBM”)

On December 31, 2009, the Company reached a three year agreement with the Institute of Building Materials (“IBM”), a subsidiary of the China Academy of Building Research ("CABR"). Under the Agreement, CHNC will work exclusively with the Institute of Building Materials to obtain technical research, development and support. The Institute of Building Materials will also provide training courses to CHNC employees. CHNC will feature the Institute of Building Materials as CHNC’s technological partner in its corporate material. The Institute of Building Materials will use its relationships and brand influence in the construction industry to assist CHNC in business development. The Company agrees to pay IBM approximately $51,000 each year.  As of May 31, 2011, the Company was committed to pay $34,068 for 2011 and $51,000 for calendar year 2012.

24.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the report is issued.

On July 25, 2011, the Company filed to register the issuance of up to a total of 1,150,000 shares of common stock of China Infrastructure Construction Corporation, no par value, to certain of our eligible employees, consultants and non-employee directors as restricted stock, performance shares and other stock-based awards or upon the subsequent exercise of any stock options granted under the Plan.

On June 27, 2011, the Company formed a new subsidiary, Laoting County Kejian Concrete Co. Ltd, in Tangshan, Hebei Province. The new subsidiary is a joint venture with 51% by Beijing Concrete and 49% by two other individuals. The total registered capital is 12 million RBM, about USD $2.34 million. The new subsidiary has not commenced any operations yet.