Form 10-Q
period 2011-08-31
CHINA INFRASTRUCTURE CONSTRUCTION Corp
filed 2011-10-24
CIK 1411057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011
or

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
☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting	Smaller reporting company ☒
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of October 24, 2011, there were outstanding 13,180,620 shares of the registrant’s common stock, no par value.

TABLE OF CONTENTS

Page

PART I Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets as of August 31, 2011 (Unaudited) and May 31, 2011	F-2

Consolidated Statements of Income And Comprehensive Income for the three months ended August 31, 2011 and 2010 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended August 31, 2011 and 2010 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 4T. Controls and Procedures	7

PART II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	7

Item 6. Exhibits.	8

Signatures	8

Exhibits/Certifications

PART I-FINANCIAL INFORMATION

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011

	August 31,	May 31,
	2011	2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$144,884	$136,702
Restricted cash	4,801	10,868
Trade accounts receivable, net	43,482,695	30,058,457
Other receivables	1,400,338	983,199
Inventories	898,189	348,102
Total current assets	45,930,907	31,537,328

Long-term assets
Property, plant and equipment, net	9,247,683	8,898,993
Prepayments	15,069,391	15,240,990
Accounts receivable, net - long term	30,955,566	33,129,309
Deferred tax assets	1,957,498	2,038,913
Other receivables - long term	2,819,509	2,197,961
Total long-term assets	60,049,647	61,506,166

TOTAL ASSETS	$105,980,554	$93,043,494

LIABILITIES AND EQUITY

Trade accounts payable	$18,239,412	$13,114,202
Related party payable	270,873	296,325
Other payables	3,909,527	3,494,914
Current portion of capital lease obligations	3,005,993	3,171,246
Accrued expenses	977,780	980,075
Tax payable	8,050,387	6,401,831
Total current liabilities	34,453,972	27,458,593

Long-term liabilities
Long-term portion of capital lease obligations	360,291	515,662
Total long-term liabilities	360,291	515,662

TOTAL LIABILITIES	$34,814,263	$27,974,255

EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock, no par value, 100,000,000 shares authorized; 13,180,120 and 12,930,620 shares issued and outstanding as of August 31, 2011 and May 31, 2011, respectively	43,820,320	43,279,066
Retained earnings	17,878,893	14,778,106
Accumulated other comprehensive income	5,342,537	4,107,477
Total China Infrastructure Construction Corporation Stockholder’s Equity	67,041,750	62,164,649
Non-controlling interests	4,124,541	2,904,590

TOTAL EQUITY	71,166,291	65,069,239

TOTAL LIABILITIES AND EQUITY	$105,980,554	$93,043,494

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

	Three Months Ended August 31,
	2011	2010

Sales revenue, net
Concrete Sales	$15,828,253	$18,220,167
Manufacturing Service	1,465,588	2,967,363
Total revenue	17,293,841	21,187,530

Cost of revenues
Concrete Sales	10,639,876	14,031,224
Manufacturing Service	451,966	1,022,793
Total cost of revenues	11,091,842	15,054,017

Gross profit	6,201,999	6,133,513

Operating expenses:
General and administrative expenses	1,541,193	1,442,310

Operating income (loss)	4,660,806	4,691,203

Other income (expense):
Interest income	511	544
Interest expense	(1,082)	(51,633)
Other income	29,479	10,184
Total other income (expense)	28,908	(40,905)

Earnings (loss) before tax	4,689,714	4,650,298

Income tax	1,331,157	406,755

Net income (loss)	$3,358,557	$4,243,543

Net income (loss) attributable to:
-Common stockholders	3,100,787	3,976,449
-Non-controlling interest	257,770	267,094
	$3,358,557	$4,243,543
Earnings (loss) per share
- Basic and Dilutive	$0.24	$0.31
Weighted average shares outstanding
- Basic and Dilutive	13,020,294	12,929,370

Comprehensive Income
Net Income (loss)	$3,358,557	$4,243,543

Foreign currency translation adjustment	1,288,641	236,203
Comprehensive Income (loss)	4,647,198	4,479,746
Comprehensive income attributable to non-controlling interests	311,352	277,368
Comprehensive income (loss) attributable to China Infrastructure Construction Corporation	$4,335,846	$4,202,378

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

	Three Months Ended August 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$3,358,557	$4,243,543
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Bad debt expenses	82,685	71,719
Depreciation	410,718	430,323
Shares issued for compensation	212,500	158,125
Stock option expenses	328,754	192,989
Changes in operating liabilities and assets:
Trade accounts receivable	(10,070,173)	(8,807,810)
Prepayments	440,539	(144,511)
Inventories	(537,833)	68,953
Other receivables	(1,345,035)	368,177
Deferred tax assets	117,361	-
Trade accounts payable	5,831,348	2,354,312
Other payables	237,290	740,799
Accrued expenses	115,773	657,045
Tax payable	1,510,664	-
Net cash provided by (used in) operating activities	693,148	333,664

Cash flows from investing activities:
Property, plant, and equipment additions	(207,332)	(105,145)
Payments to related party receivable	-	(93,134)
Proceeds from related party receivable	-	447
Net cash provided by (used in) investing activities	$(207,332)	$(197,832)
Cash flows from financing activities:
Cash contributed by non controlling interest of Laoting	$908,599	$-
Restricted cash	6,067	76,680
Payment to Bank loan payable and capital lease obligations	(383,722)	(415,664)
Proceeds from related party payable	-	-
Payments to related party payable	(1,011,116)	(233)
Net cash provided by (used in) financing activities	(480,172)	(339,217)

Effect of rate changes on cash	2,538	4,221

Net Increase (decrease) of cash and cash equivalents	8,182	(199,164)
Cash and cash equivalents–beginning of year	136,702	1,102,879
Cash and cash equivalents–end of period	$144,884	$903,715

Supplementary cash flow information:
Interest paid in cash	$1,637	$19,002
Income taxes paid in cash	-	-
Non-cash investing activities:
Acquisition of property, plant and equipment through other payable	259	-
Related party receivable offset by payable to related party payable	$(270,873)	$-

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

On June 27, 2011, the Company formed a new subsidiary, Laoting County Kejian Concrete Co. Ltd, in Tangshan, Hebei Province. The new subsidiary is a joint venture with 51% owned by Beijing Concrete and 49% owned by two other individuals. The total registered capital is 12 million RMB, about USD $2.34 million.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

Office trailers	10 years
Machinery and equipment	3-8 years
Furniture and office equipment	5-8 years
Motor vehicles	3-5 years

j.	Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of August 31, 2011, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

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

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. Effective January 1, 2009, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, the PRC government has established a set of transition rules to allow enterprises who had already started tax holidays, before January 1, 2009, to continue enjoying the tax holidays until being fully utilized.  The exemption of income tax to the Company lasted until December 31, 2010 and from year 2011, the Company is subject to an income tax at an effective rate of 25%. The Company is charged at 25% from January 1, 2011 to August 31, 2011 and 0% income tax expense for calendar year 2010.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

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

The Company has reviewed the Accounting Standards Updates up through 2011-09.

y.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.	Restricted Cash

In accordance with the Escrow Agreement and the Subscription Agreement (note 15) signed by China Infrastructure Construction Corporation, Trillion Growth China General Partner and Anslow & Jaclin, LLP (the “Escrow Agent”) in October 2009, the Company was required to keep with the Escrow Agent $120,000 immediately on the Closing Date of the Subscription Agreement. This fund can only be disbursed when certain criteria are met. As of August 31, 2011 and May 31, 2011, the amount not disbursed was $4,801 and $10,868, respectively.

5.	Trade Accounts Receivable

	August 31, 2011	May 31, 2011
Trade Accounts Receivable	$43,566,286	$32,787,147
Less: Allowance for Bad Debt	(83,591)	(2,728,690)
	$43,482,695	$30,058,457

	August 31, 2011	May 31, 2011
Long Term Accounts Receivable	$39,685,234	$38,973,730
Less: Allowance for Bad Debt	(8,729,668)	(5,844,421)
	$30,955,566	$33,129,309

6.	Other Receivables

Other receivables in current assets amounted to $1,400,338 and $983,199 as of August 31, 2011 and May 31, 2011, respectively.

Other receivables in long term assets amounted to $2,819,509 and $2,197,961 as of August 31, 2011 and May 31, 2010, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

As of August 31, 2011, other receivables includes $2.93 million related to a construction in progress disposal to an unrelated party. On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount is due in 4 annual equal installments starting September 1, 2010. The receivable is unsecured, interest free, and with fixed repayment dates. It also includes insurance claims and deposits, that are from unrelated parties, interest free, unsecured, and with no fixed repayment date, and advances to employees for business purposes.

The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. There is no provision made for the other receivables at August 31, 2011 and May 31, 2011.

7.	Inventories

Inventories consist of the following:

	August 31, 2011	May 31, 2011
Raw materials	$898,189	$348,102
	$898,189	$348,102

8.	Property, Plant and Equipment

Plant and equipment consist of the following:

	August 31, 2011	May 31, 2011
Office trailers	$813,579	$798,993
Machinery and equipment	2,877,680	2,840,269
Machinery and equipment, capital lease	5,629,334	6,348,228
Motor vehicles	525,095	499,808
Motor vehicles, capital lease	284,963	279,854
Furniture and office equipment	633,029	601,619
Construction in progress	2,499,997	1,906,796
Total property, plant and equipment	13,263,677	13,275,567
Accumulated depreciation	(2,333,791)	(2,685,392)
Accumulated depreciation, capital lease	(1,682,203)	(1,691,182)
Net property, plant and equipment	$9,247,683	$8,898,993

Depreciation expense included in general and administrative expenses for the three months ended August 31, 2011 and 2010 was $75,301 and $68,803, respectively. Depreciation expense included in cost of sales for the three months ended August 31, 2011 and 2010 was $335,417 and $361,520, respectively.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount is due in 4 annual equal installments starting September 1, 2010. As of May 31, 2010, the book value of the construction in progress sold was approximately $3.3 million. A gain from property, plant and equipment disposal of $496,816 was recorded.  Total other receivable for sales of Tangshan construction in progress was $2,927,062 and $2,874,586 as of August 31, 2011 and May 31, 2011, respectively.

After the Tangshan project was sold, construction in progress represents direct costs of construction and design fees incurred for the Company’s new location for the production facility in Beijing Daxing. Similar to the Tangshan project, all construction costs associated with this project are accumulated and capitalized as construction in progress.  The construction in progress is closed out to the appropriate asset classification when the project is substantially complete, occupied, or placed into service.  No depreciation is provided until it is completed and ready for its intended use.

Interest costs totaling $0 were capitalized into construction in progress for the three months ended August 31, 2011 and 2010.

9.	Prepayments

Prepayments consist of the long term refundable performance bond, prepaid expenses, mainly prepaid rent expense, and the monies deposited with the suppliers for raw materials and capital lease lessor for lease payment. The total outstanding amount was $15,069,391 and $15,240,990 as of August 31, 2011 and May 31, 2011, respectively. There is no provision made for the prepayment at August 31, 2011 and May 31, 2011.

	August 31, 2011	May 31, 2011
Advance to suppliers	$8,280,395	$8,561,700
Prepaid expenses	3,591,500	2,769,473
Performance bond	3,197,496	3,909,817
	$15,069,391	$15,240,990

10.	Related Party Transactions

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Total outstanding amount of related party payable was $270,873 and $296,325 as of August 31, 2011 and May 31, 2011, respectively. These payables bear no interest and have no fixed payment terms. Currently, the related party payable consists of the following:

	August 31, 2011	May 31, 2011
Yang Rong (CEO)	$270,873	$151,711
Xiuqiong Long	-	144,614
Total	$270,873	$296,325

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

Total outstanding amount of related party receivables was $0 and $0 as of August 31, 2011 and May 2011, respectively.

11.	Other Payables

Other payables in current liabilities consist of the following as of August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011
Commission payable	$952,104	$814,224
Payable to CRCG (note 1)	423,047	311,035
Beijng Xin Hai Wang Yue Commercial Ltd.	1,116,273	1,250,191
Staff and other companies deposit	1,418,103	1,119,464
Total other payables	$3,909,527	$3,494,914

Commission expense has been included in cost of goods sold.

12.	Accrued Expenses

Accrued expenses amounted to $977,780 and $980,075 as of August 31, 2011 and May 31, 2011. The accrued expenses mainly include accrued land lease expenses, accrued electricity and utility expenses, professional fee, and accrued interest.

13.	Debt

Interest

Total interest expense and financial charges for the three months ended August 31, 2011 and 2010 on all debt amounted to $1,082 and $51,633, respectively. Total interest income for the three months ended August 31, 2011 and 2010 amounted to $511 and $544, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

Capital Leases

The Company has entered into operating lease agreements for six mixing buildings, twenty-nine mixing trucks, two automobiles, and equipment which are located at various production facilities.  The leases were entered on or about May 2010 and will expire on various dates. Lease terms range from one year to three years, and annual interest rates range from 5.94% to 11.13%. The Company has been delinquent on some of the lease payments, which have yet to be resolved as of August 31, 2011.  Delinquency in lease payments may result in termination of the contracts.

The minimum future lease payments for this property at August 31, 2011 are shown in the following table:

		Lease Commitments
From	To	Buildings	Trucks	Automobiles	Equipment	Total

9/1/2011	5/31/2012	$1,162,451	$1,706,025	$59,722	$117,159	$3,045,357

6/1/2012	5/31/2013	337,527	58,449	64,739	66,317	527,032

6/1/2013	5/31/2014	-	-	13,536	-	13,536

		$1,499,978	$1,764,474	$137,997	$183,476	$3,585,925

The outstanding lease commitment as of August 31, 2011 was $3,585,925. Delinquent lease payments as of August 31, 2011 totaled $1,411,486.

14.	Non-controlling Interest

Non-controlling interest consists of other stockholders’ ownership interest in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership before the change of the non-controlling interest and 5.32% of the total ownership after the change of the non-controlling interest (Note 1).  Non-controlling interest also consists of 49% of the total ownership of the newly formed subsidiary, Laoting County Kejian Concrete Co. Ltd., which is owned by two other individuals. As of August 31, 2011 and May 31, 2011, the balance of non-controlling interset was $4,124,541 and $2,904,590, respectively.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

Stock Issuance for Compensation

On June 1, 2010, the Company hired a consulting company. As compensation, the Company paid $45,000 and issued 115,000 shares of restricted common stock, and another 100,000 shares of restricted common stock will be issued upon certain terms. The shares are valued at market price of a total of $316,250 at $2.75 per share. The cash paid was first recorded as prepaid expenses. The shares issued are recorded as deferred consulting fee. Both the prepaid expenses and deferred consulting fee will amortize to expense over the agreement term of the six-month period. As of August 31, 2011, prepaid expenses for this service have a balance of $0 and deferred consulting fee has a balance of $0. On November 18, 2010, the Company hired an investor relations company. As compensation, the Company agreed to issue 30,000 shares of restricted common stock. The shares are valued at a market price of $77,700 at $2.59 per share. As of August 31, 2011, the shares have not been issued and the payable is included in the liabilities section of the balance sheet. On July 30, 2011, the Company issued to its legal counsel as compensation 250,000 shares of common stock, which shares are valued at $212,500.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

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

The assumptions used in calculating the fair value of the above option granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.22%
Expected life of the options	3 years
Expected volatility	81%
Expected dividend yield	0

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, May 31, 2011	590,000	$3.90	$0.00
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding August 31, 2011	590,000	$3.90	$0.00

Following is a summary of the status of options outstanding at August 31, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life in Years	Average Exercise Price	Number	Average Exercise Price
$3.90	590,000	1.63	$3.90	240,000	$3.90

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life in Years
Outstanding, May 31, 2011	1,504,160	1,504,160	$5.69	2.05
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, August 31, 2011	1,504,160	1,504,160	$5.69	1.80

16.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan.  The total expense for the above plan was $22,747 and $2,141 for the three months ended August 31, 2011 and 2010, respectively.  In 2011, all branches of Beijing Concrete were in operation for the full year, whereas in 2010, Shi Du branch was in operation for three months, Jingxin branch Sand Stone Factory was for three months, Tanghai branch was for seven months, and Hongruida was for five months. More employees were employed in 2011 compared with 2010 and therefore employee welfare plan expense has increased substantially.

17.	Income Tax

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended August 31, 2011 and 2010:

	2011	2010
U.S. Statutory rates	34.0%	34.0%
Foreign income not taxable in USA	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
China income tax exemption	3.6%	(16.2)%
Total provision for income taxes	28.6%	8.8%

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has only net loss generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of August 31, 2011 and May 31, 2011.  The Group believes that the realization of the benefits arising from this loss appears to be uncertain due to its limited operating history and continuing losses for United States income tax purposes.  Accordingly, the company has provided 100% valuation allowance at the period end for its United States operation.

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of August 31, 2011 and May 31, 2011.

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company is charged at 25% from January 1, 2011 to August 31, 2011 and 0% income tax expense for calendar year 2010. The exemption of income tax to the Company lasted until December 31, 2010 and from year 2011, the Company is subject to an income tax at an effective rate of 25%. The Company over accrued income tax and therefore total provision for income tax is over 25%. The current income tax expense and deferred tax expense for the three months ended August 31, 2011 and 2010 are as follows:

	August 31, 2011	August 31, 2010
Current income tax	$1,213,796	$406,755
Deferred tax expense	117,361	-
Income tax	$1,331,157	$406,755

The Company adopted accounting policies in accordance with U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws.  The Company had deferred tax assets of $1,957,498 and $2,038,913 as of August 31, 2011 and May 31, 2011, respectively, from its Chinese operations, mainly due to bad debt allowance.

	2011	2010
Deferred tax assets, China subsidiary	$1,957,498	$2,038,913
bad debt allowance	-	-
Valuation allowance	-	-
Total	$1,957,498	$2,038,913

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

The exemption of income tax to the Company lasted until December 31, 2010 and from year 2011, the Company is subject to an income tax. As such, the estimated tax savings due to the tax exemption for the three months ended August 31, 2011 and 2010 amounted to approximately $0 and $1,229,473, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended August 31, 2011 by $0 and $0, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the three months ended August 31, 2010 by $0.10 and $0.10, respectively.

18.	Other Income (Expenses)

Other income was $29,479 for the three months ended August 31, 2011. It consists of income from selling recycled paper, and vehicle accident compensation. Other expenses were $0 for the three months ended August 31, 2011.

Other income was $10,184 for the three months ended August 31, 2010. It consists of income from selling recycled paper and vehicle accident compensation.  Other expenses were $0 for the three months ended August 31, 2010.

19.	Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share for the three months ended August 31, 2011 and 2010:

	2011	2010
Net income (loss) for earnings per share	$3,100,787	$3,976,449
Weighted average shares used in basic computation	13,020,294	12,929,370
Diluted effect of warrants and options	-	-
Weighted average shares used in diluted computation	13,020,294	12,929,370
Earnings (loss) per share, basic	$0.24	$0.31
Earnings (loss) per share, diluted	$0.24	$0.31

Weighted average stock prices for the three months ended August 31, 2011 and 2010 are lower than warrants and option exercise prices (disclosed in note 15) so there is no diluted effect.

20.	Concentration of Credit Risks and Uncertainties

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

Two customers, China Railway Construction Group and China State Construction No. 4 Engineering Corporation accounted for 13% and 12% of the Company’s total sales for the three months ended August 31, 2011, respectively.  Three major customers, China Railway Construction Group, China Construction Group, and Guangzhou Tianli Construction Group accounted for 20%, 12% and 10% of the Company’s total sales for the three months ended August 31, 2010, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

No customer accounted for more than 10% of the Company’s accounts receivable balance at August 31, 2011.  Three customers, China Railway Construction Group, Guangzhou Tianli Construction Group, and China Construction Group accounted for 26%, 12%, and 10% of the Company’s accounts receivable balance at May 31, 2011.

One major vendor, Ren Pei Xiong Stone and Sand Factory, accounted for 15% of the Company’s total inventory purchases for the three months ended August 31, 2011.  Three major vendors, Beijing Liulihe Cement Company, Haidebao Cement Company, and Hekai Stone and Sand Company, accounted for 15%, 14%, and 10% of the Company’s total inventory purchases for the three months ended August 31, 2010.

No vendor accounted for more than 10% of the Company’s accounts payable at August 31, 2011.  One major vendor, Beijing Liulihe Cement Company, accounted for 17% of the Company’s accounts payable at May 31, 2011.

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

22.	Operating Lease Commitment

As of August 31, 2011, the Company was committed to minimum rentals for the leased land under long-term non-cancellable operating leases as follows:

Twelve Months Ended August 31,
2012	$1,018,969
2013	62,016
2014	62,016
2015	64,342
2016	65,117
Thereafter	488,375
Total:	$1,760,835

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 (Unaudited) AND MAY 31, 2011
AND FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

Operating lease expenses amounted to $96,146 and $62,701 for the three months ended August 31, 2011 and 2010, respectively.

23.	Cooperation with Institute of Building Materials (“IBM”)

On December 31, 2009, the Company reached a three year agreement with the Institute of Building Materials (“IBM”), a subsidiary of the China Academy of Building Research ("CABR"). Under the Agreement, CHNC will work exclusively with the Institute of Building Materials  to obtain technical research, development and support. The Institute of Building Materials will also provide training courses to CHNC employees. CHNC will feature the Institute of Building Materials as CHNC’s technological partner in its corporate material. The Institute of Building Materials will use its relationships and brand influence in the construction industry to assist CHNC in business development. The Company agrees to pay IBM approximately $51,000 each year.  As of August 31, 2011, the Company was committed to pay $34,068 for 2011 and $51,000 for calendar year 2012.

24.	Subsequent Events

The Company has evaluated subsequent events through the date of the filing.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 27, 2011, the Company formed a new subsidiary, Laoting County Kejian Concrete Co. Ltd., in Tangshan, Hebei Province. The new subsidiary is a joint venture with 51% equity interest held by Beijing Concrete and 49% held by two other individuals. The total registered capital is 12 million RBM, or approximately USD $2.34 million.

Results of Operations

Three months ended August 31, 2011 Compared to Three months ended August 31, 2010

Net Revenue

Net Revenue for the three months ended August 31, 2011 was $17,293,841 as compared to $21,187,530 for the same period last year, a decrease of $3,893,689, or approximately 18.38%. The decrease in net revenue is mainly caused by relocation of Beijing Concrete resulting in equipment replacement and reducing concrete production and sales. Beijing Concrete has a decrease of approximately 16% in concrete sales for the three months ended August 31, 2011 compared to the same period last year. Additionally, one major project in the Caifeidian facility was completed in June 2011 and therefore the sales volume of concrete products decreased. Manufacturing service also decreased due to the completion of this project, and also decreased provision of concrete technology service compared to the same period last year.

Costs of Goods Sold

Cost of goods sold for the three months ended August 31, 2011 was $11,091,842 as compared to $15,054,017 for the same period last year, a decrease of $3,962,175, or approximately 26.32%. The decrease in cost of goods sold is mainly due to reduced production in Beijing Concrete caused by relocation and equipment replacement. The decrease of cost of goods sold is also because of the change of the business model to providing manufacturing service from supplying concrete in our Caifeidian facility and Shidu facility, where the general contractors supply raw materials and we only provide the manufacturing service.

Gross Profit

Gross profit for the three months ended August 31, 2011 was $6,201,999, an increase of $68,486 or approximately 1.12%, as compared to $6,133,513 for the same period last year. The increase in gross profit is attributable to increased sales price offset by increased raw material price and increase in manufacturing service.

Gross Profit Margin

Gross profit margin for the three months ended August 31, 2011 was 35.86%, compared to 28.95% for the same period last year. The increase of the gross profit margin is mainly the result of a shift to providing manufacturing service and technical service that have a higher margin.

General and administrative Expenses

General and administrative expenses for the three months ended August 31, 2011 were $541,193, as compared to $1,442,310 for the same period last year, an increase of $98,883, or approximately 6.86%. The increase of the general and administrative expenses was primarily due to the newly formed subsidiary, Laoting County Kejian Concrete Co. Ltd.

Operating Income

Our operating income for the three months ended August 31, 2011 was $4,660,806, a decrease of $30,397 or approximately 0.65%, as compared to $4,691,203 for the same period last year. The decrease of operating income was due to the increased general and administrative expenses and decreased net revenue.

Income Taxes

For the three months ended August 31, 2011 our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws. PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

Our Income taxes during the three months ended August 31, 2011 were $1,331,157, an increase of $924,402, or approximately 227.26%, compared to $406,755 for the same period last year. This is because Beijing Concrete, our PRC subsidiary, was considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualified it for an exemption from income tax until December 31, 2010.

Net Income Attributable To China Infrastructure Construction Corporation

Net income was $3,100,787 for the three months ended August 31, 2011, a decrease of $875,662 or approximately 22.02%, as compared to $3,976,449 for the same period last year. The decrease was primarily due to the decreased operating income and increased income tax resulting from cancellation of tax exemption enjoyed by Beijing Concrete in 2010.

Liquidity and Capital Resources

As of August 31, 2011, we had cash and cash equivalents of $144,884. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended August 31
	2011	2010
	Unaudited	Unaudited
Net cash provided by (used in) operating activities	$693,148	$333,664
Net cash provided by (used in) investing activities	(207,332)	(197,832)
Net cash provided by (used in) financing activities	(480,172)	(339,217)
Effect of exchange rate change on cash and cash equivalents	2,538	4,221
Decrease in cash and cash equivalents	8,182	(199,164)
Cash and cash equivalents, beginning balance	136,702	1,102,879
Cash and cash equivalents, ending balance	144,884	903,715

Operating Activities

Net cash provided by operating activities was $693,148 for the three months ended August 31, 2011, an increase of $359,484, or 107.74%, as compared to $333,664 for the same period last year. The increase of net cash provided by operating activities was due to the decrease of prepayments, increase in trade accounts payable and offset by increase in accounts receivable. Regarding accounts receivable, we typically had long-term annual and multi-year contracts with our major customers. We entered into varying payment terms with our customers ranging from payment before delivery, payment on delivery or up to 1 year after the project completion. As of August 31, 2011, trade accounts receivable that are expected to be collected in more than one year amounted to $30,955,566, 41.59% of total trade accounts receivable.

Investing Activities

Net cash used in investing activities was $207,332 for the three months ended August 31, 2011, an increase of $9,500 or approximately 4.80%, as compared to $197,832 for the same period last year. The increase of net cash used in investing activities was primarily due to the increased investments of property, plant, and equipment and fewer proceeds from related party receivable.

Financing Activities

Net cash used in financing activities was $480,172 for the three months ended August 31, 2011, an increase of $140,955, or 41.55%, compared to $339,217 for the same period last year. The increase was primarily due to increased payment of related party payable offset by increased cash from Laoting’s non-controlling interest, which amounted to $908,599.

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

Our products delivered to customers would be checked on site by customers and, once the products are accepted by customers, they will sign the acceptance notice. There is no warranty issue after the delivery. Reward or incentive given to our customers is an adjustment of the selling prices of our products and therefore the consideration is characterized as a reduction of revenue when recognized in our income statement.

The Company recognizes its revenues net of value-added taxes (“VAT”). The Company enjoyed a free VAT policy according to the national policy, which encourages the development of the cement industry if the manufacturer satisfies the environmental protection requirements. The Company has enjoyed the free VAT policy from January 1, 2006 to December 31, 2010. Starting from January 1, 2011, the Company is subject to VAT which is levied at the rate of 6% on the invoiced value of sales.

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

Changes in Internal Control over Financial Reporting

Except for the above, there was no other change in the Company's internal control over financial reporting during the period ended August 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2010, the Company hired a consulting company. As compensation, the Company paid $45,000 and issued 115,000 shares of restricted common stock, and another 100,000 shares of restricted common stock will be issued upon certain terms. The shares are valued at market price of a total of $316,250 at $2.75 per share.

On November 18, 2010, the Company hired an investor relations company. As compensation, the Company agreed to issue 30,000 shares of restricted common stock. The shares are valued at a market price of $77,700 at $2.59 per share. As of August 31, 2011, the shares have not been issued and the payable is included in the liabilities section of the balance sheet.

On July 30, 2011, the Company issued to its legal counsel as compensation 250,000 shares of common stock, which shares are valued at $212,500.

The foregoing issuances of the shares were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

Date:  October 24, 2011