Form 10-Q
period 2011-11-30
CHINA INFRASTRUCTURE CONSTRUCTION Corp
filed 2012-01-23
CIK 1411057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

As of January 23, 2012, there were outstanding 14,095,620 shares of the registrant’s common stock, no par value.

PART I-FINANCIAL INFORMATION

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

	November 30,	May 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$289,913	$136,702
Restricted cash	301	10,868
Trade accounts receivable, net	47,508,418	30,058,457
Other receivables	891,828	983,199
Inventories	593,760	348,102
Total current assets	49,284,220	31,537,328

Long-term assets
Property, plant and equipment, net	9,893,685	8,898,993
Prepayments	14,726,108	15,240,990
Accounts receivable, net – long-term	31,776,895	33,129,309
Deferred tax assets	1,939,110	2,038,913
Other receivables – long-term	3,231,327	2,197,961
Total long-term assets	61,567,125	61,506,166

TOTAL ASSETS	$110,851,345	$93,043,494

LIABILITIES AND EQUITY

Trade accounts payable	$18,867,691	$13,114,202
Related party payable	272,690	296,325
Other payables	3,835,954	3,494,914
Current portion of capital lease obligations	3,212,818	3,171,246
Accrued expenses	880,146	980,075
Tax payable	9,280,652	6,401,831
Total current liabilities	36,349,951	27,458,593

Long-term liabilities
Long-term portion of capital lease obligations	549,186	515,662
Total long-term liabilities	549,186	515,662

TOTAL LIABILITIES	$36,899,137	$27,974,255

EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock, no par value, 100,000,000 shares authorized; 14,095,620 and 12,930,620 shares issued and outstanding as of November 30, 2011 and May 31, 2011, respectively	44,616,151	43,279,066
Retained earnings	19,684,826	14,778,106
Accumulated other comprehensive income	5,367,792	4,107,477
Total China Infrastructure Construction Corporation Stockholder’s Equity	69,668,769	62,164,649
Non-controlling interests	4,283,439	2,904,590

TOTAL EQUITY	73,952,208	65,069,239

TOTAL LIABILITIES AND EQUITY	$110,851,345	$93,043,494

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010

Sales revenue, net
Concrete Sales	$15,033,366	$22,927,983	$30,861,619	$41,148,150
Manufacturing Service	484,327	3,002,137	1,949,915	5,969,500
Total revenue	15,517,693	25,930,120	32,811,534	47,117,650

Cost of revenues
Concrete Sales	10,402,697	17,738,508	21,042,573	31,769,732
Manufacturing Service	131,312	964,560	583,278	1,987,353
Total cost of revenues	10,534,009	18,703,068	21,625,851	33,757,085

Gross profit	4,983,684	7,227,052	11,185,683	13,360,565

Operating expenses:
General and administrative expenses	2,147,621	1,851,878	3,688,814	3,294,188

Operating income (loss)	2,836,063	5,375,174	7,496,869	10,066,377

Other income (expense):
Interest income	-	450	511	994
Interest expense	(10,295)	(51,574)	(11,377)	(103,207)
Other income	74,413	8,482	103,892	18,666
Other expense	-	(8,877)	-	(8,877)
Total other income (expense)	64,118	(51,519)	93,026	(92,424)

Earnings (loss) before tax	2,900,181	5,323,655	7,589,895	9,973,953

Income tax	936,502	174,175	2,267,659	580,930

Net income (loss)	$1,963,679	$5,149,480	$5,322,236	$9,393,023

Net income (loss) attributable to:
-Common stockholders	1,805,933	4,878,251	4,906,720	8,854,700
-Non-controlling interest	157,746	271,229	415,516	538,323
	$1,963,679	$5,149,480	$5,322,236	$9,393,023
Earnings (loss) per share
- Basic and Dilutive	$0.13	$0.38	$0.37	$0.68
Weighted average shares outstanding
- Basic and Dilutive	13,539,466	12,930,620	13,277,095	12,929,992

Comprehensive Income
Net Income (loss)	$1,963,679	$5,149,480	$5,322,236	$9,393,023

Foreign currency translation adjustment	26,408	985,304	1,315,049	1,221,507
Comprehensive Income (loss)	1,990,087	6,134,784	6,637,285	10,614,530
Comprehensive income attributable to non-controlling interests	158,898	320,500	470,250	597,868
Comprehensive income (loss) attributable to China Infrastructure Construction Corporation	$1,831,189	$5,814,284	$6,167,035	$10,016,662

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

	Six Months Ended November 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$5,322,236	$9,393,023
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss from property, plant and equipment disposal	-	8,877
Bad debt expenses	159,655	-
Depreciation	792,117	873,212
Shares issued for compensation	845,000	393,950
Stock option expenses	492,085	347,923
Changes in operating liabilities and assets:
Trade accounts receivable	(14,979,855)	(11,812,272)
Prepayments	789,984	(3,637,611)
Inventories	(237,620)	56,639
Other receivables	821,849	311,844
Deferred tax assets	137,084	-
Trade accounts payable	6,515,549	2,710,530
Other payables	112,389	1,599,842
Accrued expenses	70,764	23,230
Tax payable	2,737,013	1,024,659
Net cash provided by (used in) operating activities	3,578,250	1,293,846

Cash flows from investing activities:
Property, plant, and equipment additions	(4,336,823)	(336,332)
Property, plant, and equipment disposal	-	37,135
Payments to related party receivable	-	(93,000)
Proceeds from related party receivable	-	31,751
Net cash provided by (used in) investing activities	(4,336,823)	(360,446)
Cash flows from financing activities:
Cash contributed by non controlling interest of Laoting	908,599	-
Restricted cash	10,567	76,680
Proceeds from Bank loan payable and capital lease obligations	6,074	31,111
Payment to Bank loan payable and capital lease obligations	-	(1,902,024)
Proceeds from related party payable	-	540,894
Payments to related party payable	(16,927)	-
Net cash provided by (used in) financing activities	908,313	(1,253,339)

Effect of rate changes on cash	3,471	20,530

Net Increase (decrease) of cash and cash equivalents	153,211	(299,409)
Cash and cash equivalents–beginning of year	136,702	1,102,879
Cash and cash equivalents–end of period	$289,913	$803,470

Supplementary cash flow information:
Interest paid in cash	$1,637	$102,044
Income taxes paid in cash	-	-
Non-cash investing activities:
Acquisition of property, plant and equipment through other payable	3,312	-
Disposal of property, plant and equipment through long-term investment and accounts payable	1,038,629	-
Related party receivable offset by payable to related party payable	$(272,690)	$-

 The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is established and determined based on management’s regular assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material. Management reviews and maintains an allowance for doubtful accounts that reflects the management’s best estimate of potentially uncollectible trade receivables. Certain accounts receivable amounts are charged off against allowances after a designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur. The ultimate collection of the Company’s accounts receivable may take more than one year, and any portion of accounts receivable expected to be collected more than one year from the sale date is reflected as noncurrent, net of allowance for doubtful accounts relating to that portion of the receivables. The bifurcation between current and noncurrent portions of accounts receivable is based on management’s estimate and historical collection experience.

h.	Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

j.	Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of November 30, 2011, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

k.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

l.	Revenue Recognition

The Company receives revenue from sales of concrete products and from provision of manufacturing service. The Company's revenue recognition policies are in compliance with ASC 605. Revenue is recognized at the date of shipment to customers or manufacturing services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Both of our product sales and manufacturing service are non-returnable. Therefore, we do not estimate deductions or allowance for returns. Revenues are presented net of any discounts, reward, or incentive given to customers.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS 109, “Accounting for Income Taxes.”) Under the asset and liability method as required by ASC 740 , deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. Effective January 1, 2009, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by taxpayers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, the PRC government has established a set of transition rules to allow enterprises who had already started tax holidays, before January 1, 2009, to continue enjoying the tax holidays until being fully utilized. The exemption of income tax to the Company lasted until December 31, 2010 and from year 2011, the Company is subject to an income tax at an effective rate of 25%. The Company is charged at 25% from January 1, 2011 to November 30, 2011 and 0% income tax expense for calendar year 2010.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

The Company has reviewed the Accounting Standards Updates up through 2011-12.

y.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.	Restricted Cash

In accordance with the Escrow Agreement and the Subscription Agreement (note 15) signed by China Infrastructure Construction Corporation, Trillion Growth China General Partner and Anslow & Jaclin, LLP (the “Escrow Agent”) in October 2009, the Company was required to keep with the Escrow Agent $120,000 immediately on the Closing Date of the Subscription Agreement. This fund can only be disbursed when certain criteria are met. As of November 30, 2011 and May 31, 2011, the amount not disbursed was $301 and $10,868, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

5.	Trade Accounts Receivable

	November 30, 2011	May 31, 2011
Trade Accounts Receivable	$47,864,676	$32,787,147
Less: Allowance for Bad Debt	(356,258)	(2,728,690)
	$47,508,418	$30,058,457

	November 30, 2011	May 31, 2011
Long Term Accounts Receivable	$40,314,884	$38,973,730
Less: Allowance for Bad Debt	(8,537,989)	(5,844,421)
	$31,776,895	$33,129,309

6.	Other Receivables

Other receivables in current assets amounted to $891,828 and $983,199 as of November 30, 2011 and May 31, 2011, respectively. Other receivables in current assets consists of other receivables related to the sale of construction in progress in Tangshan.

Other receivables in long-term assets amounted to $3,231,327 and $2,197,961 as of November 30, 2011 and May 31, 2011, respectively.

As of November 30, 2011, other receivables includes $2.93 million related to a construction in progress disposal to an unrelated party. On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount is due in 4 annual equal installments starting September 1, 2010. The receivable is unsecured, interest free, and with fixed repayment dates. It also includes insurance claims and deposits, that are from unrelated parties, interest free, unsecured, and with no fixed repayment date, and advances to employees for business purposes.

The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. Even though there is a default on payment, the Company expects payment in the next quarter; therefore, there is no provision for bad debt allowance made for the other receivables at November 30, 2011 and May 31, 2011.

7.	Inventories

Inventories consist of the following:

	November 30, 2011	May 31, 2011
Raw materials	$593,760	$348,102
	$593,760	$348,102

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

8.	Property, Plant and Equipment

Plant and equipment consist of the following:

	November 30, 2011	May 31, 2011
Office trailers	$851,479	$798,993
Machinery and equipment	5,197,856	2,840,269
Machinery and equipment, capital lease	6,412,619	6,348,228
Motor vehicles	489,921	499,808
Motor vehicles, capital lease	285,090	279,854
Furniture and office equipment	635,576	601,619
Construction in progress	424,581	1,906,796
Total property, plant and equipment	14,297,122	13,275,567
Accumulated depreciation	(2,436,442)	(2,685,392)
Accumulated depreciation, capital lease	(1,966,995)	(1,691,182)
Net property, plant and equipment	$9,893,685	$8,898,993

Depreciation expense included in general and administrative expenses for the six months ended November 30, 2011 and 2010 was $169,615 and $104,983, respectively. Depreciation expense included in cost of sales for the six months ended November 30, 2011 and 2010 was $622,502 and $768,229, respectively.

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

On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount is due in 4 annual equal installments starting September 1, 2010. As of May 31, 2010, the book value of the construction in progress sold was approximately $3.3 million. A gain from property, plant and equipment disposal of $496,816 was recorded. Total other receivable for sales of Tangshan construction in progress was $2,928,369 and $2,874,586 as of November 30, 2011 and May 31, 2011, respectively.

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

Interest costs totaling $0 were capitalized into construction in progress for the six months ended November 30, 2011 and 2010.

9.	Prepayments

Prepayments consist of the long-term refundable performance bond, prepaid expenses, mainly prepaid rent expense, and the monies deposited with the suppliers for raw materials and capital lease lessor for lease payment. The total outstanding amount was $14,726,108 and $15,240,990 as of November 30, 2011 and May 31, 2011, respectively. There is no provision made for the prepayment at November 30, 2011 and May 31, 2011.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

	November 30, 2011	May 31, 2011
Advance to suppliers	$2,628,932	$8,561,700
Prepaid expenses	8,898,330	2,769,473
Performance bond	3,198,846	3,909,817
	$14,726,109	$15,240,990

10.	Related Party Transactions

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Total outstanding amount of related party payable was $272,690 and $296,325 as of November 30, 2011 and May 31, 2011, respectively. These payables bear no interest and have no fixed payment terms. Currently, the related party payable consists of the following:

	November 30, 2011	May 31, 2011
Yang Rong (CEO)	$272,690	$151,711
Xiuqiong Long	-	144,614
Total	$272,690	$296,325

Total outstanding amount of related party receivables was $0 and $0 as of November 30, 2011 and May 31, 2011, respectively.

11.	Other Payables

Other payables in current liabilities consist of the following as of November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011
Commission payable	$1,022,362	$814,224
Payable to CRCG (note 1)	520,433	311,035
Beijng Xin Hai Wang Yue Commercial Ltd.	795,311	1,250,191
Staff and other companies deposit	1,497,848	1,119,464
Total other payables	$3,835,954	$3,494,914

Commission expense has been included in cost of goods sold.

12.	Accrued Expenses

Accrued expenses amounted to $880,146 and $980,075 as of November 30, 2011 and May 31, 2011. The accrued expenses mainly include accrued land lease expenses, accrued electricity and utility expenses, professional fees, and accrued interest.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

13.	Debt

Interest

Total interest expense and financial charges for the six months ended November 30, 2011 and 2010 on all debt amounted to $11,377 and $103,207, respectively. Total interest income for the six months ended November 30, 2011 and 2010 amounted to $511 and $994, respectively.

Capital Leases

The Company has entered into operating lease agreements for six mixing buildings, twenty-nine mixing trucks, two automobiles, and equipments which are located at various production facilities. The leases were entered on or about May 2010 and will expire on various dates. Lease terms range from one year to three years, and annual interest rates range from 5.94% to 11.13%. The Company has been delinquent on some of the lease payments, which have yet to be resolved as of November 30, 2011. Delinquency in lease payments may result in termination of the contracts.

The minimum future lease payments for this property at November 30, 2011 are shown in the following table:

		Lease Commitments
From	To	Buildings	Trucks	Automobiles	Equipment	Total
12/1/2011	5/31/2012	$1,240,415	$1,554,511	$43,178	$117,212	$2,959,316
6/1/2012	5/31/2013	559,849	71,249	64,768	66,346	762,212
6/1/2013	5/31/2014	296,281	-	11,015	-	307,296
		$2,009,545	$1,629,760	$118,961	$183,558	$4,028,824

The outstanding lease commitment as of November 30, 2011 was $4,028,824, which consists of principal of $3,762,004 and interest of $266,820. Delinquent lease payments as of November 30, 2011 totaled $572,039.

14.	Non-controlling Interest

Non-controlling interest consists of other stockholders’ ownership interest in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership of Beijing Concrete before the change of the non-controlling interest and 5.32% of the total ownership after the change of the non-controlling interest (Note 1). Non-controlling interest also consists of 49% of the total ownership of the newly formed subsidiary, Laoting County Kejian Concrete Co. Ltd, which is owned by two other individuals. As of November 30, 2011 and May 31, 2011, the balance of non-controlling interest was $4,283,439 and $2,904,590, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

15.	Shareholder’s Equity

Stock Issuance for Compensation

On June 1, 2010, the Company hired a consulting company. As compensation, the Company paid $45,000 and issued 115,000 shares of restricted common stock, and another 100,000 shares of restricted common stock will be issued upon certain terms. The shares are valued at market price of a total of $316,250 at $2.75 per share. The cash paid was first recorded as prepaid expenses. The shares issued are recorded as deferred consulting fee. Both the prepaid expenses and deferred consulting fee will amortize to expense over the agreement term of the six-month period. As of November 30, 2011, prepaid expenses for this service have a balance of $0 and deferred consulting fee has a balance of $0. On November 18, 2010, the Company hired an investor relations company. As compensation, the Company agreed to issue 30,000 shares of restricted common stock. The shares are valued at a market price of $77,700 at $2.59 per share. As of November 30, 2011, the shares have not been issued and the payable is included in the liabilities section of the balance sheet. On July 30, 2011, the Company issued to its legal counsel as compensation 250,000 shares of common stock, which shares are valued at $212,500. On October 19, 2011, the Company issued to various employees a total of 740,000 shares for employee reward, which shares are valued at $562,500 at $0.75 per share. On November 21, 2011, the Company issued to its consulting company as compensation 175,000 shares of common stock, which shares are valued at $70,000 at $0.40 per share.

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

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

The assumptions used in calculating the fair value of the above option granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.22%
Expected life of the options	3 years
Expected volatility	81%
Expected dividend yield	0

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, May 31, 2011	590,000	$3.90	$0.00
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding November 30, 2011	590,000	$3.90	$0.00

Following is a summary of the status of options outstanding at November 30, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life in Years	Average Exercise Price	Number
$3.90	590,000	1.38	$3.90	240,000

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life in Years
Outstanding, May 31, 2011	1,504,160	1,504,160	$5.69	2.05
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, November 30, 2011	1,504,160	1,504,160	$5.69	1.55

16.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan.  The total expense for the above plan was $52,194 and $35,558 for the six months ended November 30, 2011 and 2010, respectively. In 2011, all branches of Beijing Concrete were in operation for the full year, whereas in 2010, Shi Du branch was in operation for three months, Jingxin branch Sand Stone Factory was for three months, Tanghai branch was for seven months, and Hongruida was for five months. More employees were employed in 2011 compared with 2010 and therefore employee welfare plan expense has increased substantially.

17.	Income Tax

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended November 30, 2011 and 2010:

	2011	2010
U.S. Statutory rates	34.0%	34.0%
Foreign income not taxable in USA	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
China income tax exemption	-	(19.1)%
Accruals in foreign jurisdictions	4.9%	-
Total provision for income taxes	29.9%	5.9%

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has only net loss generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of November 30, 2011 and May 31, 2011. The Group believes that the realization of the benefits arising from this loss appears to be uncertain due to its limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided 100% valuation allowance at the period end for its United States operation.

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of November 30, 2011 and May 31, 2011.

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company is charged at 25% from January 1, 2011 to November 30, 2011 and 0% income tax expense for calendar year 2010. The exemption of income tax to the Company lasted until December 31, 2010 and from year 2011, the Company is subject to an income tax at an effective rate of 25%. The Company over accrued income tax and therefore total provision for income tax is over 25%. The current income tax expense and deferred tax expense for the six months ended November 30, 2011 and 2010 are as follows:

	November 30, 2011	November 30, 2010
Current income tax	$2,130,575	$580,930
Deferred tax expense	137,084	-
Income tax	$2,267,659	$580,930

The Company adopted accounting policies in accordance with U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. The Company had deferred tax assets of $1,939,110 and $2,038,913 as of November 30, 2011 and May 31, 2011, respectively, from its Chinese operations, mainly due to bad debt allowance.

	2011	2010
Deferred tax assets, China subsidiary	$1,939,110	$2,038,913
bad debt allowance	-	-
Valuation allowance	-	-
Total	$1,939,110	$2,038,913

The exemption of income tax to the Company lasted until December 31, 2010 and from year 2011, the Company is subject to an income tax. As such, the estimated tax savings due to the tax exemption for the six months ended November 30, 2011 and 2010 amounted to approximately $0 and $2,800,486, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the six months ended November 30, 2011 and 2010 by $0.00 and $0.22, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

18.	Other Income (Expenses)

Other income was $103,892 for the six months ended November 30, 2011. It consists of income from selling recycled paper, and vehicle accident compensation. Other expenses were $0 for the six months ended November 30, 2011.

Other income was $18,666 for the six months ended November 30, 2010. It consists of income from selling recycled paper and vehicle accident compensation. Other expenses were $8,877 for the six months ended November 30, 2010.

19.	Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share for the six months ended November 30, 2011 and 2010:

	2011	2010
Net income (loss) for earnings per share	$4,906,720	$8,854,700
Weighted average shares used in basic computation	13,277,095	12,929,992
Diluted effect of warrants and options	-	-
Weighted average shares used in diluted computation	13,277,095	12,929,992
Earnings (loss) per share, basic	$0.37	$0.68
Earnings (loss) per share, diluted	$0.37	$0.68

Weighted average stock prices for the six months ended November 30, 2011 and 2010 are lower than warrants and option exercise prices (disclosed in note 15) so there is no diluted effect.

20.	Concentration of Credit Risks and Uncertainties

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

No customer accounted for more than 10% of the Company’s total sales for the six months ended November 30, 2011. Three major customers, China Railway Construction Group, Jiangxi Jinggangshan Roand and Bridge Construction Company and China Construction Group accounted for 17%, 16%, and 10% of the Company’s total sales for the six months ended November 30, 2010, respectively.

No customer accounted for more than 10% of the Company’s accounts receivable balance at November 30, 2011. Three customers, China Construction Group, China Railway Construction Group, and Guangzhou Tianli Construction Group accounted for 11%, 11%, and 10% of the Company’s accounts receivable balance at November 30, 2010.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

One major vendor, Ren Pei Xiong Stone and Sand Factory, accounted for 11% of the Company’s total inventory purchases for the six months ended November 30, 2011. Two major vendors, Tangshan Jidong Cement Company and Hekai Stone and Sand Company, accounted for 12% and 10% of the Company’s total inventory purchases for the six months ended November 30, 2010.

No vendor accounted for more than 10% of the Company’s accounts payable at November 30, 2011 and November 30, 2010, respectively.

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

22.	Operating Lease Commitment

As of November 30, 2011, the Company was committed to minimum rentals for the leased land under long-term non-cancellable operating leases as follows:

Twelve Months Ended November, 30,
2012	$244,771
2013	175,352
2014	175,352
2015	175,352
2016	178,489
Thereafter	2,541,695
Total:	$3,491,011

We currently have a ten-year lease with an annual payment of approximately $48,000, from March 1, 2008 to February 28, 2018, for our Beijing production base. We have built our offices and manufacturing facilities on this site. On April 30, 2011, this lease was ended due to demolition and we moved to a new location and entered into a new lease, which is from April 2011 to January 23, 2034 with a total payment of RMB 16,400,000. This lease requires us to make the total payment in full by October 2011. We also lease land for our Xi’an production facility. The annual payment is approximately $59,000. We also leased two offices in Beijing as our headquarter office. One office lease is from December 15, 2009 to December 14, 2011, with an annual payment of approximately $106,000. We decided to lease a new office instead of renewing this lease after it ended. The new lease is a one-year lease, starting on November 28, 2011, with annual payment of approximately $16,559. The other one is from July 11, 2010 to July 10, 2012, with an annual payment of approximately $48,000. However, this lease was ended on January 10, 2011 as we decided one office is enough.

Operating lease expenses amounted to $178,982 and $66,654 for the three months ended November 30, 2011 and 2010, respectively. Operating lease expenses amounted to $275,128 and $126,888 for the six months ended November 30, 2011 and 2010, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011 (Unaudited) AND MAY 31, 2011

AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

23.	Cooperation with Institute of Building Materials (“IBM”)

On December 31, 2009, the Company reached a three year agreement with the Institute of Building Materials (“IBM”), a subsidiary of the China Academy of Building Research ("CABR"). Under the Agreement, CHNC will work exclusively with the Institute of Building Materials to obtain technical research, development and support. The Institute of Building Materials will also provide training courses to CHNC employees. CHNC will feature the Institute of Building Materials as CHNC’s technological partner in its corporate material. The Institute of Building Materials will use its relationships and brand influence in the construction industry to assist CHNC in business development. The Company agrees to pay IBM approximately $51,000 each year. As of November 30, 2011, the Company was committed to pay $34,068 for 2011 and $51,000 for calendar year 2012.

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

Unless the context otherwise requires, The "Company", "we," "us," and "our," refer to (i) China Infrastructure Construction Corporation; (ii) Beijing Chengzhi Qianmao Concrete Co., Ltd. (“Beijing Concrete”), (iii) Beijing Fortune Capital Management, Ltd. (“BFCM”), (iv) Shaanxi Hongruida Concrete Ltd. (“Hongruida”) and (v) Northern Construction Holdings, Ltd. (“NCH”); (vi) Laoting County Kejian Concrete Co. Ltd.(“Laoting”).

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

Beijing Concrete currently has four production facilities. One facility is located in Beijing’s Daxing District, one is in Shidu, a suburban area of Beijing, one is in Xi’an West New High-tech Zone, and another one is located at the Tangshan harbor, about two hundred kilometers from Beijing. The plant located in Xi’an was put into operation at the end of March 2010.

Our facilities generate revenues by selling concrete and providing manufacturing service. Since March 2010, our Caifeidian facility has been providing manufacturing services to our customers. In this business model, the customer provides to us raw materials to be used for production of concrete for the customer. Our customers, mostly large contractors working on big projects, have more bargaining power to negotiate lower prices for raw materials. The Company benefits from this as well because it does not need to advance cash to buy raw materials. Starting from 2011, the Caifeidian facility provides only manufacturing services to its customers. In October 2010, the Shidu facility also switched to providing only manufacturing services to its customers.

On June 27, 2011, the Company formed a new subsidiary, Laoting County Kejian Concrete Co. Ltd., in Tangshan, Hebei Province. The new subsidiary is a joint venture with 51% equity interest held by Beijing Concrete and 49% held by two other individuals. The total registered capital is 12 million RBM, or approximately USD $2.34 million.

Results of Operations

Three months ended November 30, 2011 Compared to Three months ended November 30, 2010

Net Revenue

Net Revenue for the three months ended November 30, 2011 was $15,517,693 as compared to $25,930,120 for the same period last year, a decrease of $10,412,427, or approximately 40.16%. The decrease in net revenue is mainly caused by the relocation of Beijing Concrete, resulting in equipment replacement and reducing concrete production and sales. Beijing Concrete has a decrease of approximately 35.01% in concrete sales for the three months ended November 30, 2011, compared to the same period last year. Additionally, one major project for Tangshan Harbor Construction Engineering Co., Ltd in the Caifeidian facility was completed in June 2011, therefore the sales volume of concrete products decreased. Manufacturing services also decreased due to the completion of this project.

Cost of Goods Sold

Cost of goods sold for the three months ended November 30, 2011 was $10,534,009 as compared to $18,703,068 for the same period last year, a decrease of $8,169,059, or approximately 43.68%. The decrease in cost of goods sold is mainly due to the reduced production in Beijing Concrete caused by the relocation and the equipment replacement as well as the completion of the project for Tangshan Harbor Construction Engineering Co., Ltd in the Caifeidian facility.

Gross Profit

Gross profit for the three months ended November 30, 2011 was $4,983,684, a decrease of $2,243,368 or approximately 31.04%, as compared to $7,227,052 for the same period last year. The decrease in gross profit is attributable to the decreased revenue and offset by the decrease of raw material price.

Gross Profit Margin

Gross profit margin for the three months ended November 30, 2011 was 32.12% compared to 27.87% for the same period last year. The increase of the gross profit margin is mainly the result of lower raw material price.

General and administrative Expenses

General and administrative expenses for the three months ended November 30, 2011 were $2,147,621, as compared to $1,851,878 for the same period last year, an increase of $295,743, or approximately 15.97%. The increase of the general and administrative expenses was primarily due to increase of one subsidiary of Laoting Kejiang offset by the decrease of revenue. Another reason is most salary expense in the Shidu facility was classified into G&A expense instead of cost of goods sold – salaries compared in the same period last year.

Operating Income

Our operating income for the three months ended November 30, 2011 was $2,836,063, a decrease of $2,539,111 or approximately 47.24% as compared to $5,375,174 for the same period last year. The decrease of operating income was due to the increased general and administrative expenses and the decreased net revenue.

Income Taxes

For the three months ended November 30, 2011, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws. PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

Our Income taxes during the three months ended November 30, 2011 were $936,502, an increase of $762,327, or approximately 437.68%, compared to $174,175 for the same period last year. This is because Beijing Concrete, our PRC subsidiary, was considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualified it for an exemption from income tax until December 31, 2010.

Net Income Attributable To China Infrastructure Construction Corporation

Net income was $1,805,933 for the three months ended November 30, 2011, a decrease of $3,072,318 or approximately 62.98%, as compared to $4,878,251 for the same period last year. The decrease was primarily due to the decreased operating income and the increased income tax resulting from cancellation of tax exemption enjoyed by Beijing Concrete in 2010.

Six months ended November 30, 2011 Compared to Six months ended November 30, 2010

Net Revenue

Net Revenue for the six months ended November 30, 2011 was $32,811,534 as compared to $47,117,650 for the same period last year, a decrease of $14,306,116, or approximately 30.36%. The decrease in net revenue is mainly caused by the relocation of Beijing Concrete resulting in equipment replacement and reducing concrete production and sales. Beijing Concrete has a decrease of approximately 39.79% in concrete sales for the six months ended November 30, 2011 compared to the same period last year. Additionally, one major project in the Caifeidian facility was completed in June 2011 therefore the sales volume of concrete products decreased. Manufacturing services also decreased due to the completion of this project.

Cost of Goods Sold

Cost of goods sold for the six months ended November 30, 2011 was $21,625,851 as compared to $33,757,085 for the same period last year, a decrease of $12,131,234, or approximately 35.94%. The decrease in cost of goods sold is mainly due to the reduced production in Beijing Concrete caused by relocation and equipment replacement as well as the completion of the customer’s project in the Caifeidian facility.

Gross Profit

Gross profit for the six months ended November 30, 2011 was $11,185,683, a decrease of $2,174,882 or approximately 16.28%, as compared to $13,360,565 for the same period last year. The decrease in gross profit is attributable to the decreased revenue offset by the decrease of raw material price.

Gross Profit Margin

Gross profit margin for the six months ended November 30, 2011 was 34.09% compared to 28.36% for the same period last year. The increase of the gross profit margin is mainly the result of lower raw material price.

General and administrative Expenses

General and administrative expenses for the six months ended November 30, 2011 were $3,688,814, as compared to $3,294,188 for the same period last year, an increase of $394,626, or approximately 11.98%. The increase of the general and administrative expenses was primarily due to the newly formed subsidiary, Laoting County Kejian Concrete Co. Ltd.

Operating Income

Our operating income for the six months ended November 30, 2011 was $7,496,869, a decrease of $2,569,508, or approximately 25.53%, as compared to $10,066,377 for the same period last year. The decrease of operating income was due to the increased general and administrative expenses and the decreased net revenue.

Income Taxes

For the six months ended November 30, 2011, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws. PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

Our Income taxes during the six months ended November 30, 2011 were $2,267,659, an increase of $1,686,729, or approximately 290.35%, compared to $580,930 for the same period last year. This is because Beijing Concrete, our PRC subsidiary, was considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualified it for an exemption from income tax until December 31, 2010.

Net Income Attributable To China Infrastructure Construction Corporation

Net income was $4,906,720 for the six months ended November 30, 2011, a decrease of $3,947,980 or approximately 44.59%, as compared to $8,854,700 for the same period last year. The decrease was primarily due to the decreased operating income and the increased income tax resulting from cancellation of tax exemption enjoyed by Beijing Concrete in 2010.

Liquidity and Capital Resources

As of November 30, 2011, we had cash and cash equivalents of $289,913. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended November 30,
	2011	2010
	Unaudited	Unaudited
Net cash provided by (used in) operating activities	$3,578,250	$1,293,846
Net cash provided by (used in) investing activities	(4,336,823)	(360,446)
Net cash provided by (used in) financing activities	908,313	(1,253,339))
Effect of exchange rate change on cash and cash equivalents	3,471	20,530
Increase (Decrease) in cash and cash equivalents	153,211	(299,409)
Cash and cash equivalents, beginning balance	136,702	1,102,879
Cash and cash equivalents, ending balance	289,913	803,470

Operating Activities

Net cash provided by operating activities was $3,578,250 for the six months ended November 30, 2011, an increase of $2,284,404, or 176.56%, as compared to $1,293,846 for the same period last year. The increase of net cash provided by operating activities was due to the decrease of prepayments, increase in trade accounts payable and tax payable and offset by an increase in accounts receivable. Regarding accounts receivable, we typically had long-term annual and multi-year contracts with our major customers. We entered into varying payment terms with our customers ranging from payment before delivery, payment on delivery or up to 1 year after the project completion. As of November 30, 2011, trade accounts receivable that are expected to be collected in more than one year amounted to $31,776,895, or 40.08% of total trade accounts receivable.

Investing Activities

Net cash used in investing activities was $4,336,823 for the six months ended November 30, 2011, an increase of $3,976,377 or approximately 1,103.18%, as compared to $360,446 for the same period last year. The increase of net cash used by investing activities was primarily due to the increased investments of property, plant, and equipment and fewer proceeds from related party receivable.

Financing Activities

Net cash provided by financing activities was $908,313 for the six months ended November 30, 2011, an increase of $2,161,652, or 172.47%, compared to cash used in financing activities of $1,253,339 for the same period last year. The increase was primarily due to deceased payment to bank loan payable and capital lease obligations combined with increased cash from Laoting’s non-controlling interest, which amounted to $908,599 offset by increase of payment to related party payable.

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

Revenue recognition

The Company receives revenue from sales of concrete products and from provision of manufacturing service. The Company's revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized at the date of shipment to customers or services have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Our sales are non-returnable. Therefore, we do not estimate deductions or allowance for sales returns. Sales are presented net of any discounts, reward, or incentive given to customers. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Changes in Internal Control over Financial Reporting

Except for the above, there was no other change in the Company's internal control over financial reporting during the period ended November 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 21, 2011, the Company issued to its consulting company 175,000 shares of common stock as compensation, which shares are valued at a total of $70,000, or $0.40 per share.

The foregoing issuances of the shares were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.   EXHIBITS.

(a) The following exhibits are filed herewith:

31.1	Certifications by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

Date:  January 23, 2012

