Form 10-Q
period 2012-02-29
CHINA INFRASTRUCTURE CONSTRUCTION Corp
filed 2012-04-20
CIK 1411057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

As of April 20, 2012, there were outstanding 14,095,620 shares of the registrant’s common stock, no par value.

TABLE OF CONTENTS

Page

PART I Financial Information	1

Item 1. Financial Statements.	1

Consolidated Balance Sheets as of February 29, 2012 (Unaudited) and May 31, 2011	1

Consolidated Statements of Operations And Comprehensive Income (Loss) for the three and nine months ended February 29, 2012 and February 28, 2011 (Unaudited)	2

Consolidated Statements of Cash Flows for the three and nine months ended February 29, 2012 and February 28, 2011 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 4T. Controls and Procedures
27
PART II Other Information	6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 6. Exhibits.	27

Signatures	28

Exhibits/Certifications

PART I-FINANCIAL INFORMATION

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

	February 29,	May 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$73,498	$136,702
Restricted cash	301	10,868
Trade accounts receivable, net	22,848,170	30,058,457
Other receivables	1,139,046	983,199
Inventories	469,614	348,102
Total current assets	24,530,629	31,537,328

Long-term assets
Property, plant and equipment, net	11,137,992	8,898,993
Prepayments	14,233,457	15,240,990
Accounts receivable, net – long-term	54,649,371	33,129,309
Deferred tax assets	1,950,470	2,038,913
Other receivables – long-term	2,341,569	2,197,961
Total long-term assets	84,312,859	61,506,166

TOTAL ASSETS	$108,843,488	$93,043,494

LIABILITIES AND EQUITY

Trade accounts payable	$14,981,264	$13,114,202
Related party payable	526,932	296,325
Other payables	4,279,916	3,494,914
Current portion of capital lease obligations	3,212,818	3,171,246
Accrued expenses	792,242	980,075
Tax payable	9,714,852	6,401,831
Bank loan payable	1,586,200	-
Total current liabilities	35,094,224	27,458,593

Long-term liabilities
Long-term portion of capital lease obligations	153,845	515,662
Total long-term liabilities	153,845	515,662

TOTAL LIABILITIES	$35,248,069	$27,974,255

EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock, no par value, 100,000,000 shares authorized; 14,095,620 and 12,930,620 shares issued and outstanding as of February 29, 2012 and May 31, 2011, respectively	44,734,563	43,279,066
Retained earnings	18,443,131	14,778,106
Accumulated other comprehensive income	6,154,300	4,107,477
Total China Infrastructure Construction Corporation Stockholder’s Equity	69,331,994	62,164,649
Non-controlling interests	4,263,425	2,904,590

TOTAL EQUITY	73,595,419	65,069,239

TOTAL LIABILITIES AND EQUITY	$108,843,488	$93,043,494

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

	Three Months Ended February 29,		Nine Months Ended February 29,
	2012	2011	2012	2011

Sales revenue, net
Concrete Sales	$8,459,624	$18,211,981	$39,321,243	$65,329,631
Manufacturing Service	113,038	2,571,701	2,062,953	2,571,701
Total revenue	8,572,662	20,783,682	41,384,196	67,901,332

Cost of revenues
Concrete Sales	6,657,232	11,549,212	27,699,805	45,306,297
Manufacturing Service	95,574	710,935	678,852	710,935
Total cost of revenues	6,752,806	12,260,147	28,378,657	46,017,232

Gross profit	1,819,856	8,523,535	13,005,539	21,884,100

Operating expenses:
General and administrative expenses	2,840,141	10,083,492	6,528,955	13,377,622

Operating income (loss)	(1,020,285)	(1,559,957)	6,476,584	8,506,478

Other income (expense):
Interest income	-	9,219	511	10,213
Interest expense	(12,314)	(51,688)	(23,691)	(154,895)
Other income	8,333	137,660	112,225	156,326
Other expense	-	-	-	(8,935)
Total other income (expense)	(3,981)	95,191	89,045	2,709

Earnings (loss) before tax	(1,024,266)	(1,464,766)	6,565,629	8,509,187

Income tax	272,056	273,429	2,539,715	854,359

Net income (loss)	$(1,296,322)	$(1,738,195)	$4,025,914	$7,654,828

Net income (loss) attributable to:
-Common stockholders	(1,241,695)	(1,668,679)	3,665,025	7,186,021
-Non-controlling interest	(54,627)	(69,516)	360,889	468,807
	$(1,296,322)	$(1,738,195)	$4,025,914	$7,654,828
Earnings (loss) per share
- Basic and Dilutive	$(0.09)	$(0.13)	$0.27	$0.56
Weighted average shares outstanding
- Basic and Dilutive	13,549,503	12,930,620	13,553,234	12,930,199

Comprehensive Income
Net Income (loss)	$(1,296,322)	$(1,738,195)	$4,025,914	$7,654,828

Foreign currency translation adjustment	821,121	887,918	2,136,170	2,109,425
Comprehensive Income (loss)	(475,201)	(850,277)	6,162,084	9,764,253
Comprehensive income attributable to non-controlling interests	(20,014)	(15,937)	450,236	581,931
Comprehensive income (loss) attributable to China Infrastructure Construction Corporation	$(455,187)	$(834,340)	$5,711,848	$9,182,322

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

	Nine Months Ended February 29,
	2012	2011
Cash flows from operating activities
Net income (loss)	$4,025,914	$7,654,828
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
(Gain) Loss from property, plant and equipment disposal	-	8,935
Bad debt expenses	1,657,571	8,016,081
Depreciation	1,237,233	1,190,034
Shares issued for compensation	837,500	316,250
Stock option expenses	617,997	505,859
Changes in operating liabilities and assets:
Trade accounts receivable	(13,875,032)	(15,597,087)
Prepayments	1,445,799	(2,805,594)
Inventories	(109,409)	(161,797)
Other receivables	213,891	(961,399)
Deferred tax assets	148,547	-
Trade accounts payable	2,497,003	(342,068)
Other payables	427,044	886,375
Accrued expenses	61,640	101,161
Shares to be issued	-	77,700
Tax payable	3,071,446	1,701,318
Net cash provided by (used in) operating activities	2,257,144	590,596

Cash flows from investing activities:
Property, plant, and equipment additions	(4,611,175)	(506,657)
Property, plant, and equipment disposal	-	37,375
Proceeds from related party receivable	-	1,079,179
Net cash provided by (used in) investing activities	(4,611,175)	609,897

Cash flows from financing activities:
Cash contributed by non controlling interest of Laoting	908,599	-
Restricted cash	10,567	76,680
Proceeds from Bank loan payable and capital lease obligations	1,418,871	31,111
Payment to Bank loan payable and capital lease obligations	(280,815)	(2,006,905)
Proceeds from related party payable	8,538,597	-
Payments to related party payable	(8,308,175)	(76,427)
Net cash provided by (used in) financing activities	2,287,644	(1,975,541)

Effect of rate changes on cash	3,183	23,185

Net Increase (decrease) of cash and cash equivalents	(63,204)	(751,863)
Cash and cash equivalents–beginning of year	136,702	1,102,879
Cash and cash equivalents–end of period	$73,498	$351,016

Supplementary cash flow information:
Interest paid in cash	$1,637	$102,703
Acquisition of property, plant and equipment through other payable	275,898	-
Disposal of property, plant and equipment through long-term investment and accounts payable	1,038,629	-
Related party receivable offset by payable to related party payable	$(526,932)	$-

The accompanying notes are an integral part of this statement.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

j.	Impairment of Long-Lived and Intangible Assets

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in FASB Codification (ASC) 360.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of February 29, 2012, the Company expects these assets to be fully recoverable. No impairment of assets was recorded in the periods reported.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. Effective January 1, 2009, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by taxpayers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, the PRC government has established a set of transition rules to allow enterprises who had already started tax holidays, before January 1, 2009, to continue enjoying the tax holidays until being fully utilized. The exemption of income tax to the Company lasted until December 31, 2010, and from January 1, 2011, the Company is subject to an income tax at an effective rate of 25%.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company does not expect the adoption of ASU 2011-01 to have a significant impact on its consolidated financial statements.

The Company has reviewed the Accounting Standards Updates up through No. 2011-12.

y.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.	Restricted Cash

In accordance with the Escrow Agreement and the Subscription Agreement (note 15) signed by China Infrastructure Construction Corporation, Trillion Growth China General Partner and Anslow & Jaclin, LLP (the “Escrow Agent”) in October 2009, the Company was required to keep with the Escrow Agent $120,000 immediately on the Closing Date of the Subscription Agreement. This fund can only be disbursed when certain criteria are met. As of February 29, 2012 and May 31, 2011, the amount not disbursed was $301 and $10,868, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

5.	Trade Accounts Receivable

	February 29, 2012	May 31, 2011
Trade Accounts Receivable	$26,194,811	$32,787,147
Less: Allowance for Bad Debt	(3,346,641)	(2,728,690)
	$22,848,170	$30,058,457

	February 29, 2012	May 31, 2011
Long Term Accounts Receivable	$61,817,345	$38,973,730
Less: Allowance for Bad Debt	(7,167,974)	(5,844,421)
	$54,649,371	$33,129,309

6.	Other Receivables

Other receivables in current assets amounted to $1,139,046 and $983,199 as of February 29, 2012 and May 31, 2011, respectively. Other receivables in current assets consists of other receivables related to the sale of construction in progress in Tangshan.

Other receivables in long-term assets amounted to $2,341,569 and $2,197,961 as of February 29, 2012 and May 31, 2011, respectively.

As of February 29, 2012, other receivables includes $2.93 million related to a construction in progress disposal to an unrelated party. On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount is due in 4 annual equal installments starting September 1, 2010. The receivable is unsecured, interest free, and with fixed repayment dates. It also includes insurance claims and deposits, that are from unrelated parties, interest free, unsecured, and with no fixed repayment date, and advances to employees for business purposes.

The allowances on the other accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable.  The Company provides for allowances on a specific account basis. Even though there is a default on payment, the Company expects payment in the next quarter; therefore, there is no provision for bad debt allowance made for the other receivables at February 29, 2012 and May 31, 2011.

7.	Inventories

Inventories consist of the following:

	February 29, 2012	May 31, 2011
Raw materials	$469,614	$348,102
	$469,614	$348,102

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

8.	Property, Plant and Equipment

Plant and equipment consist of the following:

	February 29, 2012	May 31, 2011
Office trailers	$911,941	$798,993
Machinery and equipment	5,476,127	2,840,269
Machinery and equipment, capital lease	6,315,838	6,348,228
Motor vehicles	679,838	499,808
Motor vehicles, capital lease	288,380	279,854
Furniture and office equipment	637,353	601,619
Construction in progress	1,730,432	1,906,796
Total property, plant and equipment	16,039,909	13,275,567
Accumulated depreciation	(2,668,288)	(2,685,392)
Accumulated depreciation, capital lease	(2,233,629)	(1,691,182)
Net property, plant and equipment	$11,137,992	$8,898,993

Depreciation expense included in general and administrative expenses for the nine months ended February 29, 2012 and 2011 was $207,239 and $144,504, respectively. Depreciation expense included in cost of sales for the nine months ended February 29, 2012 and 2011 was $1,029,994 and $1,045,530, respectively.

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

On February 28, 2010, we sold construction in progress in Tangshan to an unrelated third party at a price of approximately $3.8 million. The amount is due in 4 annual equal installments starting September 1, 2010. As of May 31, 2010, the book value of the construction in progress sold was approximately $3.3 million. A gain from property, plant and equipment disposal of $496,816 was recorded. Total other receivable for sales of Tangshan construction in progress was $2,169,070 and $2,874,586 as of February 29, 2012 and May 31, 2011, respectively.

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

Interest costs totaling $0 were capitalized into construction in progress for the nine months ended February 29, 2012 and 2011.

9.	Prepayments

Prepayments consist of the long-term refundable performance bond, prepaid expenses, mainly prepaid rent expense, and the monies deposited with the suppliers for raw materials and capital lease lessor for lease payment. The total outstanding amount was $14,233,457 and $15,240,990 as of February 29, 2012 and May 31, 2011, respectively. There is no provision made for the prepayment at February 29, 2012 and May 31, 2011.

	February 29, 2012	May 31, 2011
Advance to suppliers	$2,153,551	$8,561,700
Prepaid expenses	8,844,058	2,769,473
Performance bond	3,235,848	3,909,817
	$14,233,457	$15,240,990

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

Total outstanding amount of related party payable was $526,932 and $296,325 as of February 29, 2012 and May 31, 2011, respectively. These payables bear no interest and have no fixed payment terms. Currently, the related party payable consists of the following:

	February 29, 2012	May 31, 2011
Yang Rong (CEO)	$526,932	$151,711
Xiuqiong Long	-	144,614
Total	$526,932	$296,325

Total outstanding amount of related party receivables was $0 and $0 as of February 29, 2012 and May 31, 2011, respectively.

11.	Other Payables

Other payables in current liabilities consist of the following as of February 29, 2012 and May 31, 2011:

	February 29, 2012	May 31, 2011
Commission payable	$1,654,812	$814,224
Payable to CRCG (note 1)	563,111	311,035
Beijng Xin Hai Wang Yue Commercial Ltd.	454,020	1,250,191
Staff and other companies deposit	1,607,973	1,119,464
Total other payables	$4,279,916	$3,494,914

Commission expense has been included in cost of goods sold.

12.	Accrued Expenses

Accrued expenses amounted to $792,242 and $980,075 as of February 29, 2012 and May 31, 2011. The accrued expenses mainly include accrued land lease expenses, accrued electricity and utility expenses, professional fees, and accrued interest.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

13.	Debt

Interest

Total interest expense and financial charges for the nine months ended February 29, 2012 and 2011 on all debt amounted to $23,691 and $154,895, respectively. Total interest income for the nine months ended February 29, 2012 and 2011 amounted to $511 and $10,213, respectively.

Capital Leases

The Company has entered into operating lease agreements for six mixing buildings, twenty-nine mixing trucks, two automobiles, and equipments which are located at various production facilities. The leases were entered on or about May 2010 and will expire on various dates. Lease terms range from one year to three years, and annual interest rates range from 5.94% to 11.13%. The Company has been delinquent on some of the lease payments, which have yet to be resolved as of February 29, 2012. Delinquency in lease payments may result in termination of the contracts.

The minimum future lease payments for this property at February 29, 2012 are shown in the following table:

		Lease Commitments
From	To	Buildings	Trucks	Automobiles	Equipment	Total
2/29/2012	5/31/2012	$1,132,865	$1,233,316	$67,048	$138,698	$2,571,927
6/1/2012	5/31/2013	566,311	59,150	39,589	46,979	712,029
6/1/2013	5/31/2014	299,701	-	-	-	299,701
		$1,998,877	$1,292,466	$106,637	$185,677	$3,583,657

The outstanding lease commitment as of February 29, 2012 was $3,583,657, which consists of principal of $3,366,663 and interest of $216,994. Delinquent lease payments as of February 29, 2012 totaled $1,970,177.

14.	Non-controlling Interest

Non-controlling interest consists of other stockholders’ ownership interest in majority-owned subsidiaries of the Company, which is about 5.48% of the total ownership of Beijing Concrete before the change of the non-controlling interest and 5.32% of the total ownership after the change of the non-controlling interest (Note 1). Non-controlling interest also consists of 49% of the total ownership of the newly formed subsidiary, Laoting County Kejian Concrete Co. Ltd, which is owned by two other individuals. As of February 29, 2012 and May 31, 2011, the balance of non-controlling interest was $4,263,425 and $2,904,590, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

15.	Shareholder’s Equity

Stock Issuance for Compensation

On June 1, 2010, the Company hired a consulting company. As compensation, the Company paid $45,000 and issued 115,000 shares of restricted common stock, and another 100,000 shares of restricted common stock will be issued upon certain terms. The shares are valued at market price of a total of $316,250 at $2.75 per share. The cash paid was first recorded as prepaid expenses. The shares issued are recorded as deferred consulting fee. Both the prepaid expenses and deferred consulting fee will amortize to expense over the agreement term of the six-month period. As of February 29, 2012, prepaid expenses for this service have a balance of $0 and deferred consulting fee has a balance of $0.

On November 18, 2010, the Company hired an investor relations company. As compensation, the Company agreed to issue 30,000 shares of restricted common stock. The shares are valued at a market price of $77,700 at $2.59 per share. As of February 29, 2012, the shares have not been issued and the payable is included in the liabilities section of the balance sheet. On July 30, 2011, the Company issued to its legal counsel as compensation 250,000 shares of common stock, which shares are valued at $212,500. On October 19, 2011, the Company issued to various employees a total of 740,000 shares for employee reward, which shares are valued at $555,000 at $0.75 per share. On November 21, 2011, the Company issued to its consulting company as compensation 175,000 shares of common stock, which shares are valued at $70,000 at $0.40 per share.

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

The assumptions used in calculating the fair value of the above option granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	0.22%
Expected life of the options	3 years
Expected volatility	81%
Expected dividend yield	0

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, May 31, 2011	590,000	$3.90	$0.00
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding February 29, 2012	590,000	$3.90	$0.00

Following is a summary of the status of options outstanding at February 29, 2012:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life in Years	Average Exercise Price	Number
$3.90	590,000	1.13	$3.90	240,000

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

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life in Years
Outstanding, May 31, 2011	1,504,160	1,504,160	$5.69	2.05
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, February 29, 2012	1,504,160	1,504,160	$5.69	1.30

16.	Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes contributions to an employee welfare plan.  The total expense for the above plan was $66,938 and $78,572 for the nine months ended February 29, 2012 and 2011, respectively.

17.	Income Tax

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended February 29, 2012 and 2011:

	2012	2011
U.S. Statutory rates	34.0%	34.0%
Foreign income not taxable in USA	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
China income tax exemption	-	(15.0)%
Accruals in foreign jurisdictions	6.7%	-
Total provision for income taxes	31.7%	10.0%

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Group has only net loss generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of February 29, 2012 and May 31, 2011. The Group believes that the realization of the benefits arising from this loss appears to be uncertain due to its limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided 100% valuation allowance at the period end for its United States operation.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

Hong Kong

As the Group has no income generated in Hong Kong, there was no tax expense or tax liability due to the tax rule of Hong Kong as of February 29, 2012 and May 31, 2011.

People’s Republic of China (PRC)

Under the Income Tax Laws of the PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The exemption of income tax to the Company lasted until December 31, 2010, and from January 1, 2011, the Company is subject to an income tax at an effective rate of 25%. The Company over accrued income tax and therefore total provision for income tax is over 25%. The current income tax expense and deferred tax expense for the nine months ended February 29, 2012 and 2011 are as follows:

	February 29, 2012	February 28, 2011
Current income tax	$2,688,262	$854,359
Deferred tax expense	(148,547)	-
Income tax	$2,539,715	$854,359

The Company adopted accounting policies in accordance with U.S. GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. The Company had deferred tax assets of $1,950,470 and $2,038,913 as of February 29, 2012 and May 31, 2011, respectively, from its Chinese operations, mainly due to bad debt allowance.

	2012	2011
Deferred tax assets, China subsidiary	$1,950,470	$2,038,913
Bad debt allowance	-	-
Valuation allowance	-	-
Total	$1,950,470	$2,038,913

The exemption of income tax to the Company lasted until December 31, 2010, and from January 1, 2011, the Company is subject to an income tax. As such, the estimated tax savings due to the tax exemption for the nine months ended February 29, 2012 and 2011 amounted to approximately $0 and $2,800,486, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic and diluted earnings per share for the nine months ended February 29, 2012 and 2011 by $0.00 and $0.34, respectively.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

18.	Other Income (Expenses)

Other income was $112,225 for the nine months ended February 29, 2012. It consists of income from selling recycled paper, and vehicle accident compensation. Other expenses were $0 for the nine months ended February 29, 2012.

Other income was $156,326 for the nine months ended February 28, 2011. It mainly consists of gain on property, plant and equipment disposal. Other expenses were $8,935 for the nine months ended February 28, 2011.

19.	Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share for the nine months ended February 29, 2012 and 2011:

	2012	2011
Net income (loss) for earnings per share	$3,665,025	$7,186,021
Weighted average shares used in basic computation	13,553,234	12,930,199
Diluted effect of warrants and options	-	-
Weighted average shares used in diluted computation	13,553,234	12,930,199
Earnings (loss) per share, basic	$0.27	$0.56
Earnings (loss) per share, diluted	$0.27	$0.56

Weighted average stock prices for the nine months ended February 29, 2012 and 2011 are lower than warrants and option exercise prices (disclosed in note 15) so there is no diluted effect.

20.	Concentration of Credit Risks and Uncertainties

Concentration of credit risk exists when changes in economic, industry or geographic factors similarly affect groups of counter parties whose aggregate credit exposure is material in relation to the Company’s total credit exposure.

No customer accounted for more than 10% of the Company’s total sales for the nine months ended February 29, 2012. Two major customers, China Railway Construction Group and Jiangxi Jinggangshan Road and Bridge Construction Company accounted for 23% and 12% of the Company’s total sales for the nine months ended February 28, 2011, respectively.

No customer accounted for more than 10% of the Company’s accounts receivable balance at February 29, 2012. One major customer, China Construction Group accounted for 18% of the Company’s accounts receivable balance at February 28, 2011.

One major vendor, Hebei Province Linzhang Village Construction Engineering, Inc, accounted for 13% of the Company’s total inventory purchases for the nine months ended February 29, 2012. One major vendor, Hekai Stone and Sand Company accounted for 12% of the Company’s total inventory purchases for the nine months ended February 28, 2011.

No customer accounted for more than 10% of the Company’s accounts payable at February 29, 2012. One major vendor, Shuhong Liu accounted for 11% of the Company’s accounts payable at February 28, 2011.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

22.	Operating Lease Commitment

As of February 29, 2012, the Company was committed to minimum rentals for the leased land under long-term non-cancellable operating leases as follows:

Twelve Months Ended February 29,
2013	$189,939
2014	177,376
2015	178,434
2016	177,376
2017	180,549
Thereafter	2,463,093
Total:	$3,366,767

We currently have a ten-year lease with an annual payment of approximately $48,000, from March 1, 2008 to February 28, 2018, for our Beijing production base. We have built our offices and manufacturing facilities on this site. On April 30, 2011, this lease was ended due to demolition and we moved to a new location and entered into a new lease, which is from April 2011 to January 23, 2034 with a total payment of RMB 16,400,000. We also lease land for our Xi’an production facility. The annual payment is approximately $63,448. We also leased two offices in Beijing as our headquarter office. One office lease is from December 15, 2009 to December 14, 2011, with an annual payment of approximately $114,175. We decided to lease a new office instead of renewing this lease after it ended. The new lease is a one-year lease, starting on November 28, 2011, with annual payment of approximately $16,750. The other one is from July 11, 2010 to July 10, 2012, with an annual payment of approximately $48,000. However, this lease was ended on January 10, 2011 as we decided one office is enough.

Operating lease expenses amounted to $212,027 and $184,911 for the nine months ended February 29, 2012 and 2011, respectively.

23.	Cooperation with Institute of Building Materials (“IBM”)

On December 31, 2009, the Company reached a three year agreement with the Institute of Building Materials (“IBM”), a subsidiary of the China Academy of Building Research ("CABR"). Under the Agreement, CHNC will work exclusively with the Institute of Building Materials to obtain technical research, development and support. The Institute of Building Materials will also provide training courses to CHNC employees. CHNC will feature the Institute of Building Materials as CHNC’s technological partner in its corporate material. The Institute of Building Materials will use its relationships and brand influence in the construction industry to assist CHNC in business development. The Company agrees to pay IBM approximately $51,000 each year. As of February 29, 2012, the Company was committed to pay $34,068 for 2011 and $51,000 for calendar year 2012.

CHINA INFRASTRUCTURE CONSTRUCTION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012 (Unaudited) AND MAY 31, 2011

AND FOR THE NINE MONTHS ENDED FEBRUARY, 2012 AND 2011

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

Unless the context otherwise requires, The "Company", "we," "us," and "our," refer to (i) China Infrastructure Construction Corporation; (ii) Beijing Chengzhi Qianmao Concrete Co., Ltd. (Beijing Concrete”), (iii) Beijing Fortune Capital Management, Ltd. (BFCM”), (iv) Shaanxi Hongruida Concrete Ltd. (Hongruida”), (v) Northern Construction Holdings, Ltd. (NCH”) and (vi) Laoting County Kejian Concrete Co. Ltd. (“Laoting”).

Overview

China Infrastructure Construction Corporation (the “Company,” “China Infrastructure,” “CHNC,” “we” or “our”) was organized in Colorado on February 28, 2003. The Company through its subsidiaries in Hong Kong and the People’s Republic of China (“PRC” or “China”), engages in production of ready-mixed concrete for developers and the construction industry in the PRC. The Company primarily operates through its indirect majority-owned subsidiary, Beijing Chengzhi Qianmao Concrete Co., Ltd. (“Beijing Concrete”), a company organized under the laws of the PRC.

Beijing Concrete currently has four production facilities. One facility is located in Beijing’s Daxing District, one is in Shidu, a suburban area of Beijing, one is in Xi’an West New High-tech Zone, and another one is located at the Tangshan harbor, about two hundred kilometers from Beijing. The plant located in Xi’an was put into operation at the end of March 2010.

Our facilities generate revenues by selling concrete and providing manufacturing services. Since March 2010, our Caifeidian facility has been providing manufacturing services to our customers. In this business model, the customer provides to us raw materials to be used for production of concrete for the customer. Our customers, mostly large contractors working on big projects, have more bargaining power to negotiate lower prices for raw materials. The Company benefits from this as well because it does not need to advance cash to buy raw materials. Starting from 2011, the Caifeidian facility provides only manufacturing services to its customers. In October 2010, the Shidu facility also switched to providing only manufacturing services to its customers.

On June 27, 2011, the Company formed a new subsidiary, Laoting County Kejian Concrete Co. Ltd., in Tangshan, Hebei Province. The new subsidiary is a joint venture with 51% equity interest held by Beijing Concrete and 49% held by two other individuals. The total registered capital is 12 million RMB, or approximately USD $2.34 million.

Results of Operations

Three months ended February 29, 2012 Compared to Three months ended February 28, 2011

Net Revenue

Net Revenue for the three months ended February 29, 2012 was $8,572,662 as compared to $20,783,682 for the same period last year, a decrease of $12,211,020, or approximately 58.75%. The decrease in net revenue is mainly caused by the slowdown of the real estate and infrastructure build out affected by the slowdown of the Chinese economy. Additionally, one major project for Tangshan Harbor Construction Engineering Co., Ltd in the Caifeidian facility was completed in June 2011; therefore, the sales volume of concrete products decreased. Manufacturing services also decreased due to the completion of this project.

Cost of Goods Sold

Cost of goods sold for the three months ended February 29, 2012 was $6,752,806 as compared to $12,260,147 for the same period last year, a decrease of $5,507,341, or approximately 44.92%. The decrease in cost of goods sold is due to reduced revenue caused by the slowdown of the Chinese economy and also by the relocation and the equipment replacement as well as the completion of the project for Tangshan Harbor Construction Engineering Co., Ltd in the Caifeidian facility.

Gross Profit

Gross profit for the three months ended February 29, 2012 was $1,819,856, a decrease of $6,703,679 or approximately 78.65%, as compared to $8,523,535 for the same period last year. The decrease in gross profit is attributable to the decreased revenue and the increase of price of raw material as well as less portion of manufacturing service in the revenue.

Gross Profit Margin

Gross profit margin for the three months ended February 29, 2012 was 21.23% compared to 41.01% for the same period last year. The decrease of the gross profit margin is mainly the result of higher raw material price and less manufacturing service proportion in the revenue mix.

General and administrative Expenses

General and administrative expenses for the three months ended February 29, 2012 were $2,840,141, as compared to $10,083,492 for the same period last year, a decrease of $7,243,351, or approximately 71.83%. The decrease of the general and administrative expenses was primarily due to decrease of bad debt expense.

Operating income (loss)

Our operating loss for the three months ended February 29, 2012 was $1,020,285, a decrease of $539,672 or approximately 34.59% as compared to a loss of $1,559,957 for the same period last year. The decrease of operating loss was due to the decreased general and administrative expenses and offset by decreased net revenue.

Income Taxes

For the three months ended February 29, 2012, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws. PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

Our income taxes during the three months ended February 29, 2012 were $272,056, a decrease of $1,373, or approximately 0.50%, compared to $273,429 for the same period last year.

Net Income (loss) Attributable To China Infrastructure Construction Corporation

Net loss was $1,241,695 for the three months ended February 29, 2012, a decrease of $426,984 or approximately 25.59%, as compared to net loss of $1,668,679 for the same period last year. The decrease was primarily due to the decreased bad debt expenses offset by the decrease of revenue.

Nine months ended February 29, 2012 Compared to Nine months ended February 28, 2011

Net Revenue

Net Revenue for the nine months ended February 29, 2012 was $41,384,196 as compared to $67,901,332 for the same period last year, a decrease of $26,517,136 or approximately 39.05%. The decrease in net revenue is mainly caused by the slowdown of the Chinese economy and the relocation of Beijing Concrete starting from March 2011 till October 2011 resulting equipment replacement and reducing concrete production and sales. Additionally, one major project in the Caifeidian facility was completed in June 2011; therefore, the sales volume of concrete products decreased. Manufacturing services also decreased due to the completion of this project.

Cost of Goods Sold

Cost of goods sold for the nine months ended February 29, 2012 was $28,378,657 as compared to $46,017,232 for the same period last year, a decrease of $17,638,575, or approximately 38.33%. The decrease in cost of goods sold is mainly due to the reduced production in Beijing Concrete caused by relocation and equipment replacement as well as the completion of the customer’s project in the Caifeidian facility.

Gross Profit

Gross profit for the nine months ended February 29, 2012 was $13,005,539, a decrease of $8,878,561 or approximately 40.57%, as compared to $21,884,100 for the same period last year. The decrease in gross profit is attributable to the decreased revenue.

Gross Profit Margin

Gross profit margin for the nine months ended February 29, 2012 was 31.42% compared to 32.23% for the same period last year. The decrease of the gross profit margin is mainly the result of the decreased proportion of manufacturing service in the total revenue.

General and administrative Expenses

General and administrative expenses for the nine months ended February 29, 2012 were $6,528,955, as compared to $13,377,622 for the same period last year, a decrease of $6,848,667, or approximately 51.19%. The decrease of the general and administrative expenses was primarily due to the decrease of bad debt allowance offset by the decrease of revenue.

Operating Income

Our operating income for the nine months ended February 29, 2012 was $6,476,584, a decrease of $2,029,894, or approximately 23.86%, as compared to $8,506,478 for the same period last year. The decrease of operating income was due to the decreased net revenue offset by the decreased general and administrative expenses.

Income Taxes

For the nine months ended February 29, 2012, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws. PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25%.

Our income taxes during the nine months ended February 29, 2012 were $2,539,715, an increase of $1,685,356, or approximately 197.26%, compared to $854,359 for the same period last year. This is because Beijing Concrete, our PRC subsidiary, was considered by the respective tax authorities a resource multipurpose utilization enterprise, which qualified it for an exemption from income tax until December 31, 2010.

Net Income Attributable To China Infrastructure Construction Corporation

Net income was $3,665,025 for the nine months ended February 29, 2012, a decrease of $3,520,996 or approximately 49.00%, as compared to $7,186,021 for the same period last year. The decrease was primarily due to the decreased operating income and the increased income tax resulting from cancellation of tax exemption enjoyed by Beijing Concrete in 2010.

Liquidity and Capital Resources

As of February 29, 2012, we had cash and cash equivalents of $73,498. We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	February 29, 2012	February 28, 2011
	Unaudited	Unaudited
Net cash provided by (used in) operating activities	$2,257,144	$590,596
Net cash provided by (used in) investing activities	(4,611,175)	609,897
Net cash provided by (used in) financing activities	2,287,644	(1,975,541)
Effect of exchange rate change on cash and cash equivalents	3,183	23,185
Increase (Decrease) in cash and cash equivalents	(63,204)	(751,863)
Cash and cash equivalents, beginning balance	136,702	1,102,879
Cash and cash equivalents, ending balance	73,498	351,016

Operating Activities

Net cash provided by operating activities was $2,257,144 for the nine months ended February 29, 2012, an increase of $1,666,548, or 282.18%, as compared to $590,596 for the same period last year. The increase of net cash provided by operating activities was due to the decrease of prepayments, increase in trade accounts payable and tax payable and by less amount of increase in accounts receivable. Regarding accounts receivable, we typically had long-term annual and multi-year contracts with our major customers. We entered into varying payment terms with our customers ranging from payment before delivery, payment on delivery or up to 1 year after the project completion. As of February 29, 2012, trade accounts receivable that are expected to be collected in more than one year amounted to $54,649,371, or 70.52% of total trade accounts receivable.

Investing Activities

Net cash used in investing activities was $4,611,175 for the nine months ended February 29, 2012, an increase of $5,221,072 as compared to $609,897 net cash provided by investing activities for the same period last year. The increase of net cash used by investing activities was primarily due to the increased investments of property, plant, and equipment and fewer proceeds from related party receivable.

Financing Activities

Net cash provided by financing activities was $2,287,644 for the nine months ended February 29, 2012, an increase of $4,263,185 compared to cash used in financing activities of $1,975,541 for the same period last year. The increase was primarily due to deceased payment to bank loan payable and capital lease obligations combined with increased cash from Laoting’s non-controlling interest, which amounted to $908,599 offset by increase of payment to related party payable and due to increase of proceeds from bank loan payable and capital lease obligation.

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

ITEM 4T.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

Except for the above, there was no other change in the Company's internal control over financial reporting during the period ended February 29, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.   EXHIBITS.

(a) The following exhibits are filed herewith:

31.1	Certifications by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date:  April 20, 2012

