Form 10-Q
period 2023-11-30
Cannabis Bioscience International Holdings, Inc.
filed 2024-01-25
CIK 1411057

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-267039

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Colorado	84-4901299
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6201 Bonhomme Road, Suite 466S, Houston, TX	77036
(Address of Principal Executive Office)	(ZIP Code)

(214) 733-0868

(Registrant’s telephone number, including area code)

CHINA INFRASTRUCTURE CONSTRUCTION CORP.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,381,749,347 shares of common stock

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended November 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED BALANCE SHEETS

	November 30, 2023	May 31, 2023
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$337	$8,913
Accounts receivable	19,403	10,549
TOTAL CURRENT ASSETS	19,739	19,462
Right-of-use asset	82,102	23,920
TOTAL ASSETS	$101,842	$43,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$213,521	$111,299
Bank overdraft	3,808	–
Deferred revenue	–	28,641
Related party payables	224,717	105,173
Short-term loans (Net of amortization of loan fees)	151,267	121,407
SBA loan - current	12,079	14,592
Lease liabilities - current	54,915	4,435
TOTAL CURRENT LIABILITIES	660,307	385,547

LONG-TERM LIABILITIES
SBA loan	249,500	249,500
Lease liabilities	33,920	–
TOTAL LONG-TERM LIABILITIES	283,420	249,500
TOTAL LIABILITIES	943,726	635,047

STOCKHOLDERS’ DEFICIENCY
Authorized 10,000,000 shares of preferred stock, of which 2,500,000 shares have been designated Series A Convertible Preferred Stock and 1,000 shares have been designated Series B Preferred Stock	–	–
Common Stock, without par value: 20,000,000,000 shares authorized; 10,331,749,347 and 10,059,677,919 shares issued and outstanding at November 30, 2023, and May 31, 2023, respectively.	–	–
Additional paid-in capital	4,147,071	4,091,071
Accumulated deficit	(4,988,956)	(4,682,736)
TOTAL STOCKHOLDERS’ DEFICIENCY	(841,885)	(591,665)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$101,842	$43,382

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30		Six Months Ended November 30
	2023	2022	2023	2022

Revenues	$63,748	$82,581	$136,569	$219,162
Cost of revenues	15,092	7,090	23,912	53,324
Gross profit	48,656	75,491	112,656	165,838

Cost and expenses
General and administrative	8,407	20,969	53,376	53,505
Contract labor	46,326	189,158	141,980	363,007
Professional fees	45,028	16,022	107,422	108,144
Officer compensation	12,000	13,500	24,000	25,500
Rent and lease	31,210	17,902	52,163	36,148
Travel	197	1,548	1,898	3,139
Total operating expenses	143,168	259,099	380,839	589,443

Operating loss	(94,512)	(183,608)	(268,182)	(423,605)

Other income (expense)
Forgiveness of debt	–	–	–	41,666
Interest	(29,916)	(36,278)	(38,035)	(49,978)
Total other income	(29,916)	(36,278)	(38,035)	(8,312)

Net loss	$(124,428)	$(219,886)	$(306,217)	$(431,917)

Average common stock outstanding	10,331,749,347	8,090,501,599	10,331,749,347	8,784,573,124

Average earnings (loss) per share	$(0.00002)	$(0.00004)	$(0.00003)	$(0.00005)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended November 30
	2023	2022

OPERATING ACTIVITIES
Net loss	$(306,217)	$(431,917)
Adjustments to reconcile net income:
Amortization of right-of-use-asset and liability	(58,183)	(3,766)
Forgiveness of PPP loan	–	(41,666)
Changes in assets and liabilities
Accounts receivable	(8,854)	(27,635)
Bank overdraft	3,808	–
Accounts payable and accrued expenses	102,220	(4,354)
Deferred revenue	(28,641)	–
NET CASH USED IN OPERATIONS	(295,867)	(509,337)

FINANCING ACTIVITIES
Proceeds from sales of common stock	75,000	387,666
Rescission of sales of common stock	(19,000)	–
Proceeds of short-term loans	29,860	63,829
Proceeds from shareholder loans	119,544	49,949
Change in lease liability	84,400	–
Modification of SBA loan	(2,513)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	287,291	501,444

NET DECREASE IN CASH	(8,576)	(7,893)

CASH AT BEGINNING OF PERIOD	8,913	31,982

CASH AT END OF PERIOD	$337	$24,089

Supplemental disclosure of cash flow information
Cash paid for interest	$35,697	$25,037
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance - May 31, 2023	2,500,000	$–	1,000	$–	10,059,677,919	$4,091,071	$(4,682,736)	$(591,665)
Sales of common stock for cash	–	–	–	–	291,071,428	74,997	–	74,997
Rescission of stock sale	–	–	–	–	(19,000,000)	(19,000)	–	(19,000)
Net loss for the quarter	–	–	–	–	–	–	(181,789)	(181,789)
Balance - August 31, 2023	2,500,000	–	1,000	–	10,331,749,347	4,147,071	(4,864,528)	(717,456)
Net loss for the quarter	–	–	–	–	–	–	(124,428)	(124,428)
Balance - November 30, 2023	2,500,000	$–	1,000	$–	10,331,749,347	$4,147,071	$(4,988,956)	$(841,885)

Balance - May 31, 2022	2,500,000	$2,500	–	$–	8,612,998,299	$3,286,605	$(3,650,156)	$(361,052)
Sales of common stock for cash	–	–	–	–	125,000,000	75,000	–	75,000
Change in value of common stock	–	(2,500)	–	–	–	2,500	–	–
Exchange of Series B preferred	–	–	1,000	–	(595,467,205)	–	–	–
Net loss for the quarter	–	–	–	–	–	–	(212,030)	(212,030)
Balance - August 31, 2022	2,500,000	–	1,000	–	8,142,531,094	3,364,105	(3,862,186)	(498,081)
Sales of common stock	–	–	–	–	704,388,889	312,666	–	312,666
Net loss for the quarter	–	–	–	–	–	–	(219,886)	(219,886)
Balance - November 30, 2022	2,500,000	$–	1,000	$–	8,846,919,983	$3,676,771	$(4,082,072)	$(405,301)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

(Unaudited)

Note 1 – Organization and Business

Organization and Operations

Cannabis Bioscience International Holdings, Inc., a Colorado corporation (the “Company”), was formed on February 28, 2003, as a limited liability company under the name Fidelity Aircraft Partners LLC. On December 16, 2009, it converted to a corporation under the name Fidelity Aviation Corporation, and on August 24, 2009, it changed its name to China Infrastructure Construction Corp. On February 28, 2018, the Company changed its name to Hippocrates Direct Healthcare, Inc.; on July 4, 2018, it resumed the name China Infrastructure Construction Corp. On December 6, 2022, it changed its name to its present name. The Company provides educational systems focused on medical cannabis in cities throughout the United States and six countries in Latin America. The Company provides services to third parties in therapeutic areas of clinical trials and conducts clinical trials relating to cannabinoids for its own account. The Company has one non-operating subsidiary, Alpha Fertility and Sleep Center, LLC, a Texas limited liability company, through which it conducted its sleep center business until April 30, 2023.

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared by management using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at November 30, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended November 30, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended May 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. Certain of these estimates could be affected by external conditions, including those unique to the Company’s businesses, and general economic conditions. These external conditions could have an effect on the Company’s estimates that could cause actual results to differ materially from its estimates. Actual results could differ from those estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary. Significant estimates relied upon in preparing these statements include revenue recognition, accounts receivable reserves, accrued expenses, share-based compensation and the recoverability of the Company’s net deferred tax assets and any related valuation allowance.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the prior consolidated financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no impact on the results of operations, changes in equity, or cash flows.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired. The Company had zero investment securities that were deemed cash equivalents at November 30, 2023, and May 31, 2023, respectively.

Accounts Receivable

Included in accounts receivable on the balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, there was no allowance for doubtful accounts at November 30, 2023, and May 31, 2023.

Revenue Recognition

The Company follows the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that it expects to receive for them.

Under ASU No. 2014-09, the Company recognizes revenue when a customer obtains control of promised goods or services, or when they are shipped to a customer, in an amount that reflects the consideration that it expects to receive in exchange for them. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (a) it identifies a contract with a customer; (b) it identifies the performance obligations in the contract; (c) it determines the transaction price; (d) it allocates the transaction price to the performance obligations in the contract; and (e) it recognizes revenues when (or as) it satisfies its performance obligation.

The Company generates revenue from multiple streams, namely, clinical trials, consulting fees, seminars and merchandise sales. Revenues from product sales are recognized when a customer obtains control of the Company’s product, which occurs at a point in time or over time, typically upon shipment to the customer or when services are fulfilled and the customer receives benefit from such services. Revenue is deferred and a liability is established to the extent that the Company receives payments from customers in advance of goods being shipped or services being rendered.

The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset in which it would have been recognized is one year or less or the amount is immaterial.

A performance obligation is a contractual promise to transfer a distinct product or service to a customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Each contract has a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Revenue from contracts that satisfy the criteria for overtime recognition is recognized as the work progresses. The majority of the Company’s revenue is derived from services provided to customers and is executed typically over a period that is typically between 1 to 12 months, based on evaluation of when these services are rendered. Contracts will continue to be recognized over time because of the continuous transfer of control to the customer as services are rendered to customers. Payments made by customers in advance of services being rendered are recorded as deferred revenue.

Our significant payment terms for customer contracts vary based on the revenue stream. Franchising business clients are required to advance a percentage of the franchise fee upon acceptance of the contract. These advances, when received, are accounted for as contract liabilities on the consolidated balance sheet and are subsequently recognized in revenue when they are earned. Contracts for clinical trials typically provide for progress payments based on the number of patients seen, with final payments generally due within 30 days upon completion of work or the termination of the contract. Revenue is recognized when all performance obligations under the terms of a contract are satisfied. The Company requires advance payments from its consulting customers and these payments are recorded as contract liabilities on the consolidated balance sheet until service is performed and revenue is recognized. These advance payments are not treated as financing component based on the guidance in ASC 606-10-32-196-16 and -17, whereby the timing of when services are provided are at the discretion of the customers or a substantial amount of the consideration promised by the customer is variable and not in the control of the customer or the Company. There is no significant financing component to any of the Company’s contracts.

Contracts for educational services require nonrefundable payment in advance and are recorded as revenue when received.

There is no significant financing component to any contracts.

Contract Modifications

Contracts for the Company’s clinical trial business are subject to modification. These modifications may create new, or change existing, enforceable rights and obligations of the parties thereto. Modifications are generally effected pursuant to an amendment or addendum to the original contract. A contract modification is accounted for as a new contract if it reflects an increase in scope that is regarded as distinct from the original contract and is priced in line with the standalone price for the related services. If a contract modification is not considered a new contract, the modification is combined with the original contract and the impact on revenue recognition will depend on whether the remaining services are distinct from the original contract. If they are distinct from those in the original contract, all remaining performance obligations will be accounted for on a prospective basis, with unrecognized consideration allocated to the remaining performance obligations. If the remaining goods or services are not distinct, the modification will be treated as if it were a part of the existing contract and the effect that the contract modification has on the transaction price and the measure of progress toward satisfaction of the performance obligations are recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) at the date of the contract modification on a cumulative catch-up basis.

Remaining Performance Obligations

The Company follows ASC 606, which requires the allocation of the transaction price to the remaining performance obligations of a contract and applies a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less. At November 30, 2023, and May 31, 2023, the Company had no remaining performance obligations.

Share-Based Payments

ASC 718, “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions. In June 2018, FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to non-employees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for share-based payments to non-employees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. This guidance became effective for the Company on January 1, 2019. Based on its completed analysis, the Company has determined that adopting this guidance will not have a material impact on its financial statements. The Company follows FASB guidance related to equity-based payments, which requires that equity-based compensation be accounted for using a fair value method and recognized as expense in the accompanying statements of operations. Equity-based compensation expense will be recognized as compensation expense.

Leases

The Company has adopted ASU 2016-02, Leases (Topic 842), along with related clarifications and improvements, under which lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the historical accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures are also required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases.

Cash Flows

The Company follows ASU 2016-18, “Statement of Cash Flows (Topic 230),” requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The provisions of this guidance are to be applied using a retrospective approach, which requires application of the guidance for all periods presented.

Fair Value Measurements

The Company has adopted ASC Topic 820, Fair Value Measurements, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair-value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, is carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of the Company’s short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features, such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair-value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Topic 820 describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3: Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification No. 740, “Income Taxes” (“ASC 740”). This codification prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and for carryforward tax losses. Deferred taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, which provides guidance as to the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in its financial statements, under which a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The tax benefits recognized in financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accordingly, the Company would report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company elects to recognize any interest and penalties, if any, related to unrecognized tax benefits in tax expense.

Loss per Share

The Company computes basic earnings per share amounts in accordance with Accounting Standards Codification Topic 260, “Earnings per Share.” Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At November 30, 2023, and November 30, 2022, the Company had no dilutive securities.

Recently Issued Accounting Standards

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate the Company’s continuation as a going concern in accordance with ASC 240-40-50. The Company’s history of recurring losses, negative working capital and negative cash flows from operating activities raises substantial doubt about its ability to continue as a going concern. The Company has not generated any profits since inception and its current cash balances will not meet its working capital needs. During the quarter ended November 30, 2023, the Company had a net loss from operations of $306,217, net cash used in operations of $295,867, a working capital deficit of $640,567 and an accumulated deficit of $4,988,956.

The ability of the Company to continue as a going concern depends on the successful execution of its operating plan, which includes expanding its operations and raising either debt or equity financing. There is no assurance that the Company will be able to expand its operations or obtain such financing on satisfactory terms or at all. If the Company is unsuccessful in these endeavors, it may be required to curtail or cease its operations.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 4 – Debt

PPP Loans

During the years ended May 31, 2021, and May 31, 2020, the Company received one loan of $31,750, two loans of $20,833 each and three loans of $5,000 each under the Payroll Protection Program (the “PPP”). The PPP was established in 2020 as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to provide loans to qualifying businesses for amounts up to 2.5 times their average monthly payroll expenses. At May 31, 2022, the Company’s outstanding PPP loans of $41,666 were recorded as current liabilities; these loans were forgiven on June 21, 2022. On May 5, 2021, pursuant to the CARES Act, the Company received forgiveness of the loan of $31,750; it received forgiveness of a loan of $5,000; on March 16, 2021, it received forgiveness for a loan of $5,000; and on March 18, 2021, it received forgiveness for a loan of $5,000, Each such forgiveness was recorded as other income during the year in which it received official notice that it was forgiven.

EIDL Loans

In May 2020, the Company received $143,100 from the Small Business Administration as an Economic Injury Disaster Loan (“EIDL”) to help fund its operations during the COVID-19 pandemic. The loan bears interest at the rate of 3.75% per annum and is payable in monthly installments of $698 over a 30-year period, with deferral of payments for the first 12 months. An additional $10,000 borrowed under EIDL, which was provided for payroll, was forgiven and recorded as Other Income during 2022.

In June 2020, the Company received proceeds of $106,200 from the Small Business Administration through a second EIDL loan to help fund its operations during the COVID-19 pandemic. The loan bears interest at the rate of 3.75% per annum and is payable in monthly installments of $518 over a 30-year period. An additional $4,000 borrowed under EIDL, which was provided for payroll, was forgiven and recorded as Other Income during 2022.

The Company’s EIDL loans were recorded in the balance sheet as follows:

	November 30, 2023 (Unaudited)	May 31, 2023 (Audited)
SBA (EIDL) current portion	$12,079	$14,592
SBA (EIDL) noncurrent portion	249,500	249,500
	$261,579	$264,092

Short-Term Loans

The Company has entered into agreements under which it sold receivables to third parties. In accordance with ASC 470, these transactions are treated as loans encumbering the receivables of the Company in the event of default and are accounted for as a debt, such that payments are allocated to principal and interest expense as they are made. These transactions are as follows:

•	In May 2022, the Company entered into a financing agreement with an unrelated party for a loan of $50,000 at an annual interest rate of 20.9%, to be repaid at the rate of $1,218 per week for one year. At November 30, 2023, the outstanding balance, including interest, was $54,028.

•	On August 8, 2022, the Company entered into a financing agreement with an unrelated party for a loan of $45,000 at an annual interest rate of 26.4%, to be repaid at the rate of $3,057 per week for 20 weeks. On October 17, 2022, this loan was refinanced to include an additional $10,000, such that it bears interest at an annual interest rate of 26.4% and was to be repaid at the rate of $3,057 per week for four weeks.

•	On December 20, 2022, the Company increased the loan to $76,000 and modified the financing agreement such that the loan bears interest at an annual interest rate of 26.4% and is to be repaid at the rate of $6,114 per week for 17 weeks. The outstanding balance at November 30, 2023, including interest, was $30,673.

On June 29, 2022, the Company borrowed $12,500 from an unrelated party at an annual interest rate of 14%. This loan is payable at the weekly rate of $589 for 24 weeks. On October 13, 2022, an additional loan of $6,304 was obtained with a weekly payment of $297 for 24 weeks. At November 30, 2023, the outstanding balance of this loan, including interest, was $15,072.

On August 3, 2022, the Company borrowed $15,000 from an unrelated party at an annual interest rate of 42.5%, repayable at the rate of $1,188 per month for 18 months. At November 30, 2023, the outstanding balance of this loan, including interest, was $15,727.

Note 5 – Right-of-Use Assets and Lease Liabilities

The Company leases real property from unrelated parties under leases that are classified as operating leases. The right-of-use assets for operating leases are included in right-of-use assets on the balance sheets, with the corresponding lease liability in liabilities. Lease expense is recognized on a straight-line basis over the lease term. Renewals and terminations are included in the calculation of right-of-use assets and lease liabilities when they are considered reasonably certain to be exercised. When the implicit rate is unknown, the incremental borrowing rate, based on the commencement date, is used in determining the present value of lease payments.

The following amounts related to leases were recorded in the balance sheets:

	November 30, 2023 (Unaudited)	May 31, 2023 (Audited)
Right-of-use asset	$82,102	$155,387
Less: Accumulated amortization	–	(131,467)
Right-of-use asset, net	$82,102	$23,920

Lease liabilities – current	$54,915	$4,435
Lease liabilities – noncurrent	33,920	–
	$88,835	$4,435

The Company reimburses related parties for an office space operating lease under a month-to-month arrangement, payable at the discretion of management. See Note 10.

The Company’s total operating lease expense was $31,210 and $17,902 during the quarters ended November 30, 2023, and November 30, 2022, respectively. See Note 10 for additional lease information.

Note 6 -- Revenue

Most of the Company’s revenue is generated by the performance of services to customers and recognized at a point in time based on the evaluation of when the customer obtains control of the products. Revenue is recognized when all performance obligations under the terms of a contract are satisfied, net of certain taxes and gain/loss resulting from changes in foreign currency. Revenue is recorded when customer acceptance is received and all performance obligations have been satisfied. Sales of goods typically do not include multiple products and/or service elements.

The table below summarizes the Company’s disaggregated revenue information:

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Clinical trials	$52,010	$70,750	$114,968	$188,496
Consulting fees	8,334	–	16,667	–
Seminar fees	1,975	3,511	1,925	15,864
Royalties	–	42	–	42
Merchandise	1,429	8,278	3,009	14,760
Total revenue	$63,748	$82,581	$136,569	$219,162

Cost of revenue consists of third-party costs associated with patient stipends, sleep study fees and audio/video fees. At November 30, 2023, and November 30, 2022, cost of revenues totaled $23,912 and $53,324, respectively.

Note 7 – Stockholders’ Deficit

The Company is authorized to issue 20,010,000,000 of capital stock, of which 20,000,000,000 shares are common stock, without par value, and 10,000,000 are preferred stock, issuable in series.

Preferred Stock

The Company has designated 2,500,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”). Until July 20, 2022, each share had a par value of $0.001; on that date, the Company amended its articles of incorporation to provide that each such share has no par value. Under this amendment, (i) Series A Stock is entitled to receive dividends on the shares of Common Stock into which such shares are convertible, (ii) has the voting power of the number of shares of Common Stock into which such shares are convertible, (iii) is redeemable at the option of the Company for a redemption price equal to the number of shares of Common Stock into which the redeemed shares are convertible and (iv) are senior to the Common Stock and junior to the Series B Convertible Preferred Stock described below. At November 30, 2023, and May 31, 2023, there were 2,500,000 shares of Series A Stock issued and outstanding.

On July 20, 2022, the Company designated a series of preferred stock, named Series B Preferred Convertible Preferred Stock, comprising 1,000 shares (“Series B Preferred”). The shares of this series have no par value, are not entitled to dividends, have no liquidation rights, are not redeemable, are not convertible, have 60% of the Company’s voting power and rank senior to the Common Stock and Series A Convertible Preferred Stock. The 1,000 preferred shares were issued in exchange for Common Stock to an existing common shareholder. The Company has deemed the value of the preferred and common shares to be the same, resulting in no change to additional paid capital.

Common Stock

During the six months ended November 30, 2023, the Company issued 272,071,428 shares of Common Stock for $56,000, net of a rescission of an issuance of 19,000,000 shares of Common Stock for $19,000.

At November 30, 2023, and May 31, 2023, there were respectively 10,331,749,347 and 10,059,677,919 shares of Common Stock issued and outstanding.

Note 8 – Share-Based Compensation

On July 20, 2022, the Company adopted its 2022 Equity Incentive Plan, which provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units and performance awards to directors, officers, employees and consultants, as determined by the Board, as plan administrator. The Company will recognize as share-based compensation expense all share-based payments to employees over the requisite service period (generally the vesting period) in its consolidated statements of operations based on the fair values of the awards that are issued.

Note 9 – Income Taxes

The Company provides for income taxes under ASC 740. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, making significant changes to the Code. These changes included a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. The Tax Act did not give rise to any material impact on the balance sheets and statements of operations due to the Company’s historical worldwide loss position and the full valuation allowance on its net U.S. deferred tax assets.

Due to changes in ownership provisions of the income tax laws of the United States of America, net operating loss carryforwards of approximately $4,891,136 and $3,229,732 at November 30, 2023, and November 30, 2022, respectively, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, the use of net operating loss carryforwards may be limited in future years. They generally expire 20 years from when incurred.

Income taxes for 2017 to 2023 remain subject to examination.

Note 10 – Commitments and Contingencies

The Company leases premises of approximately 4,500 square feet located at 6201 Bonhomme Road, Suites 460S and 466S, Houston, Texas. The lease provided for base rent of $3,382 per month, increasing to (i) $3,529 per month on July 1, 2020, (ii) $3,676.04 per month on July 1, 2021, and (iii) $3,823 per month on July 1, 2022, subject to CPI increase. On March 23, 2023, the Company amended the lease to extend its term to June 30, 2024, at a base rent of $4,779 per month. On September 5, 2023, the lease was amended to extend its term to June 30, 2025, at rentals of $0 per month for the two months ended November 30, 2023, $$4,779 per month for the 10 months ending June 30, 2024, and $4,926 per month for the 12 months ending June 30, 2025. For information regarding the recording of the right-of-use asset and the lease liability in the balance sheets in respect of this lease, see Note 5.

Two of the Company’s officers leased 1,400 square feet in Houston, Texas (the “Officers’ Leased Property”), under a lease, the term of which commenced on February 29, 2020, and expired on March 14, 2022, at a rent of $3,449 per month. These officers made a portion of these premises available to the Company for office space on a month-to-month basis, for which the Company paid them $2,817 per month. On March 15, 2022, these officers entered into a new lease for the same premises, which expired on September 14, 2022, at a rent of $3,008 per month, and these officers continued to make a portion of these premises available to the Company for use as office space, for which the Company is paying them $2,817 per month on a month-to-month basis. On September 15, 2022, the officers that leased the Officers’ Leased Property entered into a new lease for these premises, which expired on March 14, 2023, at a rent of $3,038 per month, and these officers continued to make a portion of these premises available to the Company for use as office space, for which the Company paid them $2,817 per month. On March 2, 2023, these officers entered into a new lease for the same premises, which expires on September 14, 2023, at a rent of $3,168 per month; they are continuing to make a portion of these premises available to the Company for use as office space, for which the Company paid them $2,817 per month. On September 6, 2023, these officers entered into a new lease therefor, which commenced on September 15, 2023, and will expire on September 14, 2024, at a rent of $3,164 per month and they are making a portion of these premises available to the Company for use as office space, for which the Company is paying them $2,817 per month.

Note 11 – Related Party Transactions

See Note 10 for information respecting the lease of real property to the Company by two of its officers.

The balance of related party liabilities owed to certain shareholders totaled $224,717 and $105,173 at November 30, 2023, and May 31, 2023, respectively.

During the year ended May 31, 2023, the Company wrote off $12,000 owed by a former related party.

Note 12 – Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Note 13 – Concentration of Risk

The Company had revenue, net of taxes and foreign currency gain/loss of $112,656 and $165,839 for the six months ended November 30, 2023, and November 30, 2022, respectively.

The Company had one customer that provided 70% of gross revenue for the six months ended November 30, 2023, and two customers that provided 82% of gross revenue for the quarter ended November 30, 2022.

Note 14 – Subsequent Events

During the six months ended November 30, 2023, the COVID-19 pandemic continued to have a material adverse effect on the Company’s educational business because governmental measures that we imposed to control it resulted in the closing of classrooms and other educational venues, and also hindered the Company’s franchising and consulting activities. As the pandemic has abated, many of these restrictions have been removed and the Company is beginning to resume normal operations. If the pandemic does not continue to abate, because of infections resulting from emerging virus variants or for other reasons, restrictions could be reimposed or increased. The ultimate impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.

On January 16, 2024, the Company issued 50,000,000 shares of Common Stock to an unrelated party as consideration under a consulting agreement.

Management has evaluated all other subsequent events when these consolidated financial statements were issued and has determined that none of them requires disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING IN THIS REPORT.

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of November 30, 2023, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Registration Statement on Form S-1 (File No. 333-267038), which was declared effective on December 5, 2023. Further, the Company urges caution regarding the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements.

General Statement of Business

The Company, headquartered in Houston, Texas, conducts clinical trials for Sponsors and CROs and as a Sponsor through Alpha Research Institute and cannabis-related education in classrooms, seminars and online through Pharmacology University

Going Concern

Going Concern

As indicated in Note 3 of the notes to the audited consolidated financial statements for the year ended May 31, 2023, and the report thereon of the Company’s independent auditing firm, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has incurred recurring losses and recurring negative cash flow from operating activities and has an accumulated deficit, and its ability to continue as a going concern depends on the successful execution of its operating plan, which includes the resumption of services that were interrupted by the COVID-19 pandemic, increasing sales of existing services and introducing new services, as well as raising either debt or equity financing.

The Company needs substantial additional capital to fund its business, including the completion of its business plan and repayment of its debts. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs, and the Company may need to take measures to remain a going concern. If adequate capital cannot be obtained on a timely basis and satisfactory terms, the Company’s operations could be materially negatively impacted, or it could be forced to terminate its operations.

Impact of the Covid-19 Pandemic

The COVID-19 pandemic has adversely impacted the Company and its financial results in different ways, depending on the particular business operation, as follows:

Pharmacology University Business. The Company encountered quarantines, restrictions on gatherings and other governmental regulations that precluded classroom education, as well as restrictions on travel that reduced consulting activities. The Company reduced the impact of the pandemic by developing online educational programs and transitioning its workforce to a remote working environment without reducing its workforce. Revenue from this operation was increased from $18,323 in the year ended May 31, 2019 (unaudited), to $44,799 and $38,440 in the years ended May 31, 2020, and May 31, 2021, respectively; revenue for the year ended May 31, 2022, was $18,341 and for May 31, 2023, was $42,655. Revenues of this business for the three months and six months ended November 30, 2023, were $1,925 and $1,925, respectively, compared with revenues for the three months and six months ended November 30, 2022, of $5,949 and $15,864, respectively.

Clinical Trials. Quarantines, restrictions on gatherings and other governmental regulations, amplified by potential patients’ fears of contracting COVID-19 at the Company’s clinics, negatively affected clinical trials. In addition, these clinics were subject to closure if cases of the virus were detected. Revenue from this operation changed from $165,666 in the year ended May 31, 2019 (unaudited), to $84,979 and $706,008 in the years ended May 31, 2020, and May 31, 2021, respectively; revenue for the year ended May 31, 2022, was $196,637; revenue for the year ended May 31, 2023, was $266,280. Revenues of this business for the three months and six months ended November 30, 2023, were $52,010 and $102,993, respectively, compared with revenues for the three months and six months ended November 30, 2022, of $70,750 and $188,496, respectively.

The Company believes that it may have been negatively impacted by the association of the pandemic with the People’s Republic of China because “China” appeared in its former corporate name. Although the Company has no operations in or any relationship with China, the Company believes that potential investors may have been deterred from considering the Company because of concerns related to that country. For this reason, and because the Company’s corporate name does not reflect its activities, it changed its name to Cannabis Bioscience International Holdings, Inc. on December 6, 2022.

Results of Operations

Comparison of the Three Months Ended November 30, 2023, and November 30, 2022

The following table sets forth information from the statements of operations for the three months ended November 30, 2023, and November 30, 2022.

	Three Months Ended November 30,
	2023	2022
Revenues	$63,748	$82,581
Cost of revenues	15,092	7,090
Gross profit	48,656	75,491

Total operating expenses	143,168	(259,099)
Operating loss	(94,512)	(183,608)

Non-operating income (expense):
Interest	(29,916)	(36,278)
Other income	–	–
Net loss	$(124,428)	$(219,886)

Revenues

Revenues were $63,748 and $82,581 for the three months ended November 30, 2023, and November 30, 2022, respectively. The decrease was primarily due to a $18,740 decrease in revenues from clinical trials sales.

Cost of Revenues

Cost of revenues for the three months ended November 30, 2023, and November 30, 2022, were $15,092 and $7,090, respectively. The difference was primarily due to a $8,002 reduction in cost of revenues in clinical trials.

Total Operating Expenses

The following table sets forth total operating expenses for the three months ended November 30, 2023, and November 30, 2022:

	Three Months Ended November 30,
	2023	2022
General and administrative	$8,407	$20,969
Contract labor	46,326	189,158
Professional fees	45,028	16,022
Officer compensation	12,000	13,500
Rent	31,210	17,902
Travel	197	1,548
Total operating expenses	$143,168	$259,099

Total operating expenses were $143,168 and $259,099 for the three months ended November 30, 2023, and November 30, 2022, respectively. The decrease is attributable to a reduction of $142,832 in contract labor, offset by an increase of $29,006 in professional fees. A significant portion of professional fees was incurred in connection with the Company’s Registration Statement on Form S-1, which was declared effective on December 5, 2023.

Operating Loss

Operating loss decreased from $183,608 for the three months ended November 30, 2022, to $94,512 for the three months ended November 30, 2023, primarily due to a decrease in contract labor of $142,832.

Other Income (Expense)

For the three months ended November 30, 2023, and November 30, 2022, interest was $29,916 and $36,278, respectively.

Net Loss

Net loss for the three months ended November 30, 2023, was $124,428 versus $219,886 for the three months ended November 30, 2022, for the reasons described above.

Comparison of the Six Months Ended November 30, 2023, and November 30, 2022

The following table sets forth information from the statements of operations for the six months ended November 30, 2023, and November 30, 2022.

	Six Months Ended November 30,
	2023	2022
Revenues	$136,569	$219,162
Cost of revenues	23,912	53,324
Gross profit	112,656	165,838

Total operating expenses	380,839	(589,443)
Operating loss	(268,182)	(423,605)

Non-operating income (expense):
Interest	(38,035)	(49,978)
Other income	–	41,666
Net loss	$(306,217)	$(431,917)

Revenues

Revenues were $136,569 and $219,162 for the six months ended November 30, 2023, and November 30, 2022, respectively. The decrease was primarily due to a $82,593 decrease in revenues from clinical trials sales and a decrease of $4,024 in revenues from cannabis-related educational classes and seminars.

Cost of Revenues

Cost of revenues for the six months ended November 30, 2023, and November 30, 2022, were $23,912 and $53,324, respectively. The difference was primarily due to a $29,412 reduction in cost of revenues for clinical trials.

Total Operating Expenses

The following table sets forth total operating expenses for the six months ended November 30, 2023, and November 30, 2022:

	Six Months Ended November 30,
	2023	2022
General and administrative	$53,376	$53,505
Contract labor	141,980	363,007
Professional fees	107,422	108,144
Officer compensation	24,000	25,500
Rent	52,163	36,148
Travel	1,898	3,139
Total operating expenses	$380,839	$589,443

Total operating expenses were $380,839 and $589,443 for the six months ended November 30, 2023, and November 30, 2022, respectively. The decrease was primarily attributable to reductions of $221,027 and $722 in contract labor and professional fees, respectively.

Operating Loss

Operating loss decreased from $423,605 for the six months ended November 30, 2022, to $268,182 for the six months ended November 30, 2023, primarily due to a decrease of $221,027 in contract labor. A significant portion of professional fees was incurred in connection with the Company’s Registration Statement on Form S-1, which was declared effective on December 5, 2023.

Other Income (Expense)

For the six months ended November 30, 2023, and November 30, 2023, interest was $38,036 and $49,978, respectively. During the six months ended November 30, 2023, the Company recorded income of $41,666 from forgiveness of a loan. As a result, other income (expense) for the six months ended November 30, 2023, and November 30, 2022, showed losses of $38,036 and $8,312, respectively.

Net Loss

The net loss for the six months ended November 30, 2023, was $306,217, versus $431,917 for the six months ended November 30, 2022, for the reasons described above.

Changes in Financial Condition and Results of Operations

At November 30, 2023, the Company had $337 in cash and cash equivalents and accounts receivable of $19,403, negative working capital of $640,567 and no commitments for capital expenditures. At May 31, 2023, the Company had $8,913 in cash and cash equivalents and accounts receivable of $10,549, negative working capital of $366,085 and no commitments for capital expenditures. The Company had cash and cash equivalents of $791 on the date of this Report.

During the six months ended November 30, 2023, and November 30, 2022, the Company had net cash used in operations of $295,867 and $509,337, respectively, and net cash provided by financing activities of $287,291 and $501,444, respectively. During the years ended May 31, 2023, and May 31, 2022, the Company had net cash used in operations of $898,367 and $870,704, respectively, and net cash provided by financing activities of $875,298 and $861,364, respectively. The Company had accumulated deficits of $4,988,956 at November 30, 2023, and $4,682,736 at May 31, 2023.

Impact of the COVID-19 Pandemic

As indicated elsewhere in this report, the Company was materially and adversely impacted by the COVID-19 pandemic. With the lifting of the restrictions imposed in response to the pandemic, the Company is resuming normal operations in its Pharmacology University and Alpha Research Businesses.

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements.

Recent Accounting Pronouncements

Refer to Note 2 of the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and accordingly is not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of November 30, 2023. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly is not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the six months ended November 30, 2023, the Company sold 272,071,428 shares of Common Stock to 10 unrelated persons for an aggregate purchase price of $70,000, without registration under the Securities Act. Another sale of 19,000,000 shares of Common Stock for $19,000 was rescinded. On January 16, 2024, the Company issued 50,000,000 shares of Common Stock to an unrelated party as consideration under a consulting agreement. All of these issuances were made in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(b) or (c) promulgated thereunder.

Use of Proceeds

On December 5, 2023, the Company’s Registration Statement on Form S-1 was declared effective. The Company registered 6,250,000,000 shares of Common Stock for sale for its account, in addition to 3,837,154,885 shares of Common Stock that may be sold by certain selling stockholders. As of the date of the date of this report, the Company has sold no shares and accordingly has received no proceeds of the offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On December 28, 2023, Henry Levinski, a member of the board of directors and vice president of the Company, passed away. Dante Picazo, the Company’s chief executive officer, is performing Mr. Levinski’s duties as an officer. The vacancy in the board of directors created by his death has not been filled.

Item 6. Exhibits.

Exhibit Number	Title

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Accounting Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Accounting Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

____________

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

Date: January 24, 2024	By:	/s/ Dante Picazo
Dante Picazo Principal Executive Officer and Principal Accounting Officer

