Form 10-Q
period 2024-02-29
Cannabis Bioscience International Holdings, Inc.
filed 2024-04-22
CIK 1411057

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,381,749,347 shares of common stock.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended February 29, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED

BALANCE SHEET

	February 29, 2024	May 31, 2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$794	$8,913
Accounts receivable	17,041	10,549
Related party receivables	–	–
Other current assets	598	–
TOTAL CURRENT ASSETS	18,433	19,462
Right-of-use asset, net of accumulated depreciation	75,541	23,920
TOTAL ASSETS	$93,974	$43,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$257,527	$111,299
Overdraft	5,485	–
Deferred revenue	–	28,641
Related party payables	323,678	105,173
Short-term loan	151,267	121,407
SBA loan – current	7,054	14,592
PPP loan	–	–
Lease liabilities – current	56,039	4,435
TOTAL CURRENT LIABILITIES	801,049	385,547

LONG-TERM LIABILITIES
SBA loan – noncurrent	249,500	249,500
Lease liabilities – noncurrent	19,502	–
TOTAL LONG-TERM LIABILITIES	269,002	249,500
TOTAL LIABILITIES	1,070,052	635,047

STOCKHOLDERS’ DEFICIENCY
Authorized 10,000,000 shares of preferred stock, of which 2,500,000 shares have been designated Series A Convertible Preferred Stock and issued and 1,000 shares have been designated Series B Preferred Stock and issued	–	–
Common stock, without par value: 20,000,000,000 shares authorized; 10,431,749,347 and 10,059,677,919 shares issued and outstanding at February 29, 2024, and May 31, 2023, respectively.	–	–
Additional paid-in capital	4,222,068	4,091,071
Accumulated deficit	(5,198,146)	(4,682,736)
TOTAL STOCKHOLDERS’ DEFICIENCY	(976,078)	(591,665)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$93,974	$43,382

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Revenues	$36,411	$51,252	$172,979	$270,413
Cost of revenues	11,809	24,120	35,721	77,443
Gross profit	24,602	27,132	137,258	192,970

Cost and expenses
General and administrative	25,289	48,498	114,012	102,005
Contract labor	38,344	165,603	173,725	528,610
Professional fees	95,074	65,623	202,496	173,767
Officer compensation	8,000	10,735	32,000	36,235
Rent and lease	17,488	19,767	69,652	55,915
Travel	378	1,772	1,878	4,911
Total operating expenses	184,573	311,998	593,764	901,443

Operating loss	(159,971)	(284,866)	(456,506)	(708,473)

Other income (expense)
Forgiveness of debt	–	–	–	41,666
Interest	(49,221)	(39,789)	(58,904)	(89,767)
Total other income (expense)	(49,221)	(39,789)	(58,904)	(48,101)

Net loss	$(209,192)	$(324,655)	$(515,410)	$(756,574)

Average common stock outstanding	10,372,408,688	7,858,525,520	10,317,612,225	8,724,596,387

Average earnings (loss) per share	$(0.00002)	$(0.00004)	$(0.00005)	$(0.00009)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2024

(Unaudited)

	Series A Convertible Preferred Stock		Series B Preferred Convertible Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	TOTAL
Balance - May 31, 2023	2,500,000	$–	1,000	$–	10,059,677,919	$4,091,071	$(4,682,736)	$(591,665)
Sales of common stock for cash	–	–	–	–	272,071,428	74,997	–	74,997
Withdrawal	–	–	–	–	–	(19,000)	–	(19,000)
Net loss for the quarter	–	–	–	–	–	–	(181,792)	(181,792)
Balance - August 31, 2023	2,500,000	–	1,000	–	10,331,749,347	4,147,068	(4,864,528)	(717,460)

Net loss for the quarter	–	–	–	–	–	–	(124,426)	(124,426)

Balance - November 30, 2023	2,500,000	–	1,000	–	10,331,749,347	4,147,068	(4,988,954)	(841,886)

Issuance of common stocks for service	–	–	–	–	100,000,000	75,000	–	75,000
Net loss for the quarter	–	–	–	–	–	–	(209,192)	(209,192)
Balance - February 29, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$4,222,068	$(5,198,146)	$(976,078)

Balance May 31, 2022	2,500,000	$2,500	1,000	$–	8,612,998,299	$3,286,605	$(3,650,156)	$(361,051)
Sales of common stock for cash	–	–	–	–	125,000,000	75,000	–	75,000
Change in par value of common stock	–	(2,500)	–	–	–	2,500	–	–
Exchange of Series B Preferred Stock for common stock	–	–	–	–	(595,467,205)	–	–	–
Net loss for the quarter	–	–	–	–	–	–	(212,030)	(212,030)
Balance August 31, 2022	2,500,000	–	1,000	–	8,142,531,094	3,364,105	(3,862,186)	(498,081)

Sales of common stock for cash	–	–	–	–	704,388,889	312,666	–	312,666
Net loss for the quarter	–	–	–	–	–	–	(219,886)	(219,886)
Balance November 30, 2022	2,500,000	–	1,000	–	8,846,919,983	3,676,771	(4,082,072)	(405,301)

Sales of common stock for cash	–	–	–	–	612,757,936	248,300	–	248,300
Reconciling difference	–	–	–	–	–	–	(2)	(2)
Net loss for the quarter	–	–	–	–	–	–	(324,655)	(324,655)
Balance February 28, 2023	2,500,000	$–	1,000	$–	9,459,677,919	$3,925,071	$(4,406,729)	$(481,658)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	February 29, 2024	February 28, 2023

OPERATING ACTIVITIES
Net loss	$(515,410)	$(756,574)
Adjustment for issuance of common stock (non-cash expense)	75,000	–
Amortization of right-of-use-asset and liability	(51,621)	(5,722)
Forgiveness of PPP loan	–	(41,666)
Adjustment to reconcile net income
Changes to lease liability	71,107	–
Changes in assets and liabilities
Accounts receivable	(7,091)	1,130
Accounts payable and accrued expenses	146,228	18,669
Bank overdraft	5,485	–
Deferred revenue	(28,641)	–
Related party payable	–	73,646
NET CASH USED IN OPERATIONS	(304,943)	(710,516)

INVESTING ACTIVITIES
Investments	–	–
NET CASH PROVIDED BY INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES
Proceeds from issuance of common stock	75,000	635,966
Sale of preferred stocks	–	–
Proceeds of short-term loans	29,859	68,720
Repayment of SBA loan	(7,539)	(497)
Repayment of related party loan	(19,000)	–
Proceeds from related party loan	218,504	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	296,824	704,189

NET DECREASE IN CASH	(8,119)	(6,327)

CASH AT BEGINNING OF PERIOD	8,913	31,982

CASH AT END OF PERIOD	$794	$25,655

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$86,767

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

Notes to Unaudited Consolidated Financial Statements

February 29, 2024

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

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared by management using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at February 29, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended February 29, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended May 31, 2024.

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired. The Company had zero investment securities that were deemed cash equivalents at February 29, 2024, and November 30, 2023, respectively.

Accounts Receivable

Included in accounts receivable on the balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, there was no allowance for doubtful accounts at February 29, 2024, and May 31, 2023.

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

Our significant payment terms for customer contracts vary based on the revenue stream. Franchising business clients are required to advance a percentage of the franchise fee upon acceptance of the contract. These advances, when received, are accounted for as contract liabilities on the consolidated balance sheet and are subsequently recognized in revenue when they are earned. Contracts for clinical trials typically provide for progress payments based on the number of patients seen, with final payments generally due within 30 days upon completion of work or the termination of the contract. Revenue is recognized when all performance obligations under the terms of a contract are satisfied. The Company requires advance payments from its consulting customers and these payments are recorded as contract liabilities on the consolidated balance sheet until service is performed and revenue is recognized. These advance payments are not treated as financing components based on the guidance in ASC 606-10-32-196-16 and -17, whereby the timing of when services are provided are at the discretion of the customers or a substantial amount of the consideration promised by the customer is variable and not in the control of the customer or the Company. There is no significant financing component to any of the Company’s contracts.

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

Remaining Performance Obligations

The Company follows ASC 606, which requires the allocation of the transaction price to the remaining performance obligations of a contract and applies a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less. At February 29, 2024, and May 31, 2023, the Company had no remaining performance obligations.

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

Loss per Share

The Company computes basic earnings per share amounts in accordance with Accounting Standards Codification Topic 260, “Earnings per Share.” Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At February 29, 2024, and February 28, 2023, the Company had no dilutive securities.

Recently Issued Accounting Standards

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate the Company’s continuation as a going concern in accordance with ASC 240-40-50. The Company’s history of recurring losses, negative working capital and negative cash flows from operating activities raises substantial doubt about its ability to continue as a going concern. The Company has not generated any profits since inception and its current cash balances will not meet its working capital needs. During the quarter ended February 29, 2024, the Company had a net loss from operations of $515,410, net cash used in operations of $304,943, a working capital deficit of $782,616 and an accumulated deficit of $5,198,146.

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

The Company’s EIDL loans were recorded in the balance sheet as follows:

	February 29, 2024 (Unaudited)	May 31, 2023 (Audited)
SBA (EIDL) current portion	$7,054	$14,592
SBA (EIDL) noncurrent portion	249,500	249,500
	$256,554	$264,092

Short-Term Loans

The Company has entered into agreements under which it sold receivables to third parties. In accordance with ASC 470, these transactions are treated as loans encumbering the receivables of the Company in the event of default and are accounted for as a debt, such that payments are allocated to principal and interest expense as they are made. These transactions are as follows:

•	In May 2022, the Company entered into a financing agreement with an unrelated party for a loan of $50,000 at an annual interest rate of 20.9%, to be repaid at the rate of $1,218 per week for one year. At February 29, 2024, the outstanding balance, including interest, was $54,029.

•	On August 8, 2022, the Company entered into a financing agreement with an unrelated party for a loan of $45,000 at an annual interest rate of 26.4%, to be repaid at the rate of $3,057 per week for 20 weeks. On October 17, 2022, this loan was refinanced to include an additional $10,000, such that it bears interest at an annual interest rate of 26.4% and was to be repaid at the rate of $3,057 per week for four weeks.

•	On December 20, 2022, the Company increased the loan to $76,000 and modified the financing agreement such that the loan bears interest at an annual interest rate of 26.4% and is to be repaid at the rate of $6,114 per week for 17 weeks. The outstanding balance at February 29, 2024, including interest, was $38,638.

On June 29, 2022, the Company borrowed $12,500 from an unrelated party at an annual interest rate of 14%. This loan is payable at the weekly rate of $589 for 24 weeks. On October 13, 2022, an additional loan of $6,304 was obtained with a weekly payment of $297 for 24 weeks. At February 29, 2024, the outstanding balance of this loan, including interest, was $15,073.

On August 3, 2022, the Company borrowed $15,000 from an unrelated party at an annual interest rate of 42.5%, repayable at the rate of $1,188 per month for 18 months. At February 29, 2024, the outstanding balance of this loan, including interest, was $15,553.

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

The following amounts related to leases were recorded in the balance sheets:

	February 29, 2024 (Unaudited)	May 31, 2023 (Audited)
Right-of-use asset	$83,021	$155,387
Less: Accumulated amortization	7,480	131,467
Right-of-use asset, net	$75,541	$23,920

Lease liabilities – current	$56,039	$4,435
Lease liabilities – noncurrent	19,502	–
	$75,541	$4,435

The Company reimburses related parties for an office space operating lease under a month-to-month arrangement, payable at the discretion of management. See Note 10.

The Company’s total operating lease expense was $28,673 and $31,210 during the quarters ended February 29, 2024, and November 30, 2023, respectively. See Note 10 for additional lease information.

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

The table below summarizes the Company’s disaggregated revenue information:

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Clinical trials	$35,601	$41,997	$150,568	$230,292
Sales of Product Income	–	6,056	–	19,315
Consulting Fees	–	–	16,667	–
Seminar fees	–	3,007	1,925	16,433
Royalty Income	–	–	–	42
Video Course Purchase	–	59	–	2,497
Merchandise	810	134	3,819	1,634
Total revenue	$36,411	$51,252	$172,979	$270,413

Cost of revenue consists of third-party costs associated with patient stipends, sleep study fees and audio/video fees. At February 29, 2024, and February 28, 2023, cost of revenues totaled $35,721 and $77,443, respectively.

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

Common Stock

During the nine months ended February 29, 2024, the Company issued 372,071,428 shares of Common Stock for $131,000, net of a rescission of an issuance of 19,000,000 shares of Common Stock for $19,000.

On January 16, 2024, and February 9, 2024, the Company issued a total of 100,000,000 shares of Common Stock to unrelated parties as consideration under two service agreements. The market value of the shares issued has been recorded as expense in the consolidated statement of operations.

At February 29, 2024, and May 31, 2023, there were respectively 10,431,749,347 and 10,059,677,919 shares of Common Stock issued and outstanding.

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

Due to changes in ownership provisions of the income tax laws of the United States of America, net operating loss carryforwards of approximately $5,198,149 and $4,406,729 at February 29, 2024, and February 28, 2023, respectively, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, the use of net operating loss carryforwards may be limited in future years. They generally expire 20 years from when incurred.

Income taxes for 2017 to 2024 remain subject to examination.

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

The balance of related party liabilities owed to certain shareholders totaled $323,678 and $105,173 at February 29, 2024, and May 31, 2023, respectively.

During the year ended May 31, 2023, the Company wrote off $12,000 owed by a former related party.

Note 12 – Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Note 13 – Concentration of Risk

The Company had revenue, net of taxes and foreign currency gain/loss of $172,979 and $270,413 for the nine months ended February 29, 2024, and February 28, 2023, respectively.

The Company had one customer that provided 79% of gross revenue for the nine months ended February 29, 2024, and two customers that provided 71% of gross revenue for the nine months ended February 29, 2023.

Note 14 – Subsequent Events

During the nine months ended February 29, 2024, the COVID-19 pandemic continued to have a material adverse effect on the Company’s educational business because governmental measures that we imposed to control it resulted in the closing of classrooms and other educational venues, and also hindered the Company’s franchising and consulting activities. As the pandemic has abated, many of these restrictions have been removed and the Company is beginning to resume normal operations. If the pandemic does not continue to abate, because of infections resulting from emerging virus variants or for other reasons, restrictions could be reimposed or increased. The ultimate impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.

After March 1, 2024, the Company repaid the estate of a deceased officer $2,500.

On April 12, 2024, the Company signed a 12-month lease for 6201 Bonhomme Road, Suite 435N, comprising 1,367 square feet. The lease provides for base rent of $1,631 per month. The effective date of the lease is May 1, 2024. This new lease replaces the existing lease for 6201 Bonhomme Road, Suite 466S.

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

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of February 29, 2024, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Registration Statement on Form S-1 (File No. 333-267038), which was declared effective on December 5, 2023. Further, the Company urges caution regarding the forward-looking statements which are contained in this Report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements.

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

The Company needs substantial additional capital to fund its business, including the completion of its business plan and repayment of its debts. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs, and the Company may need to take measures to remain a going concern. If adequate capital cannot be obtained on a timely basis and satisfactory terms, the Company’s operations could be materially negatively impacted, or it could be forced to curtail or terminate its operations.

Impact of the Covid-19 Pandemic

The COVID-19 pandemic has adversely impacted the Company and its financial results in different ways, depending on the particular business operation, as follows:

Pharmacology University Business.

The Company encountered quarantines, restrictions on gatherings and other governmental regulations that precluded classroom education, as well as restrictions on travel that reduced consulting activities. The Company reduced the impact of the pandemic by developing online educational programs and transitioning its workforce to a remote working environment without reducing its workforce. Revenue from this operation was increased from $18,323 in the year ended May 31, 2019 (unaudited), to $44,799 and $38,440 in the years ended May 31, 2020, and May 31, 2021, respectively; revenue for the year ended May 31, 2022, was $18,341 and for May 31, 2023, was $42,655. Revenues of this business for the three months and nine months ended February 29, 2024, were $810 and $22,979, respectively, compared with revenues for the three months and nine months ended February 28, 2023, of $8,256 and $39,921, respectively.

Clinical Trials. Quarantines, restrictions on gatherings and other governmental regulations, amplified by potential patients’ fears of contracting COVID-19 at the Company’s clinics, negatively affected clinical trials. In addition, these clinics were subject to closure if cases of the virus were detected. Revenue from this operation changed from $165,666 in the year ended May 31, 2019 (unaudited), to $84,979 and $706,008 in the years ended May 31, 2020, and May 31, 2021, respectively; revenue for the year ended May 31, 2022, was $196,637; revenue for the year ended May 31, 2023, was $266,280. Revenues of this business for the three months and nine months ended February 29, 2024, were $35,601 and $150,568, respectively, compared with revenues for the three months and nine months ended February 29, 2024, of $41,746 and $230,242, respectively.

Name Change

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

Results of Operations

Comparison of the Three Months Ended February 29, 2024, and February 28, 2023

The following table sets forth information from the statements of operations for the three months ended February 29, 2024, and February 28, 2023.

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenues	$36,411	$51,252
Cost of revenues	11,809	24,120
Gross profit	24,602	27,132

Total operating expenses	184,573	312,000
Operating loss	(159,971	(284,868)

Non-operating income (expense):
Interest	(49,221)	(39,789)
Other income	–	–
Net loss	$(209,192)	$(324,657)

Revenues

Revenues were $36,411 and $51,002 for the three months ended February 29, 2024, and February 28, 2023, respectively. The decrease was primarily due to a $6,145 decrease in revenues from clinical trials and decreases of $6,56 and $3,007 in revenues from sales of products and seminars fees, respectively.

Cost of Revenues

Cost of revenues for the three months ended February 29, 2024, and February 28, 2023, were $11,809 and $24,120, respectively. The difference was primarily due to a $56,415 reduction in cost of revenues for clinical trials.

Total Operating Expenses

The following table sets forth total operating expenses for the three months ended February 29, 2024, and February 28, 2023:

	Three Months Ended
	February 29, 2024	February 28, 2023
General and administrative	$25,289	$48,498
Contract labor	38,344	165,603
Professional fees	95,074	65,623
Officer compensation	8,000	10,736
Rent	17,488	19,768
Travel	378	1,772
Total operating expenses	$184,573	$312,000

Total operating expenses were $184,573 and $312,000 for the three months ended February 29, 2024, and February 28, 2023, respectively. The decrease is attributable to reductions of $127,259 and $23,209 in contract labor and general and administrative, respectively, offset by an increase of $29,451 in professional fees. The increase was caused by financial fees and expenses related to loans amounting to $62,345. A significant portion of professional fees was incurred in connection with issuance of 100,000,000 common stock in exchange of service.

Operating Loss

Operating loss decreased from $284,866 for the three months ended February 28, 2023, to $159,971 for the three months ended February 29, 2024, due to the decrease in operating expenses described above.

Other Income (Expense)

For the three months ended February 29, 2024, and February 28, 2023, interest was $49,221 and $39,789, respectively.

Net Loss

Net loss for the three months ended February 29, 2024, was $209,192, versus $324,655 for the three months ended February 28, 2023, for the reasons described above.

Comparison of the Nine Months Ended February 29, 2024, and February 28, 2023

The following table sets forth information from the statements of operations for the nine months ended February 29, 2024, and February 28, 2023.

	Nine Months Ended
	February 29, 2024	February 28, 2023
Revenues	$172,979	$270,413
Cost of revenues	35,721	77,443
Gross profit	137,258	192,970

Total operating expenses	(593,764)	901,443)
Operating loss	(456,506)	(708,473)

Non-operating income (expense):	–
Interest	(58,904)	(89,767)
Other income	–	41,666
Net loss	$(515,410)	$(756,574)

Revenues

Revenues were $172,979 and $270,413 for the nine months ended February 29, 2024, and February 28, 2023, respectively. The decrease was primarily due to decreases in revenues of $79,924 and $19,315 from clinical trials and seminars, respectively, offset by an increase of $16,667 in consulting fees.

Cost of Revenues

Cost of revenues for the nine months ended February 29, 2024, and February 28, 2023, were $35,721 and $77,443, respectively. The difference was primarily due to a $31,182 reduction in cost of revenues for clinical trials.

Total Operating Expenses

The following table sets forth total operating expenses for the nine months ended February 29, 2024, and February 28, 2023:

	Nine Months Ended
	February 29, 2024	February 28, 2023
General and administrative	$114,012	$102,005
Contract labor	173,725	528,610
Professional fees	202,496	173,767
Officer compensation	32,000	36,235
Rent	69,652	55,915
Travel	1,878	4,911
Total operating expenses	$593,764	$901,443

Operating Loss

Operating loss decreased from $708,473 for the nine months ended February 28, 2023, to $456,506 for the nine months ended February 29, 2024, primarily due to a decrease of $354,885 in contract labor.

Other Income (Expense)

For the nine months ended February 29, 2024, and February 28, 2023, interest was $58,904 and $89,767, respectively. During the nine months ended February 29, 2024, the Company recorded income of $41,666 from forgiveness of a loan. As a result, other income (expense) for the nine months ended February 29, 2024, and February 28, 2023, showed losses of $58,904 and $48,101, respectively.

Net Loss

The net loss for the nine months ended February 28, 2023, was $756,574, versus $515,410 for the for the nine months ended February 29, 2024, for the reasons described above.

Changes in Financial Condition and Results of Operations

At February 29, 2024, the Company had $794 in cash and cash equivalents and accounts receivable of $17,041, negative working capital of $736,767 and no commitments for capital expenditures. At May 31, 2023, the Company had $8,913 in cash and cash equivalents and accounts receivable of $10,549, negative working capital of $366,085 and no commitments for capital expenditures. The Company had cash and cash equivalents of $794 on the date of this Report.

During the nine months ended February 29, 2024, and February 28, 2023, the Company had net cash used in operations of $304,943 and $711,516, respectively, and net cash provided by financing activities of $296,824 and $704,189, respectively. During the years ended May 31, 2023, and May 31, 2022, the Company had net cash used in operations of $898,367 and $870,704, respectively, and net cash provided by financing activities of $875,298 and $861,364, respectively. The Company had accumulated deficits of $5,198,146 at February 29, 2024, and $4,682,736 at May 31, 2023.

The Company’s ability to conduct its operations and to meet its financial obligations has been materially and substantially impacted by its inability to raise capital by sales of its common stock and by borrowing.

Impact of the COVID-19 Pandemic

As indicated elsewhere in this report, the Company was materially and adversely impacted by the COVID-19 pandemic. With the lifting of the restrictions imposed in response to the pandemic, the Company has resumed normal operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 29, 2024. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly is not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the nine months ended February 29, 2024, the Company sold 272,071,428 shares of Common Stock to 10 unrelated persons for an aggregate purchase price of $75,000 and issued 100,000,000 shares of common stock having a market value of $75,000, to two unrelated persons pursuant to service agreements without registration under the Securities Act. All of these issuances were made in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(b) or (c) promulgated thereunder.

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

During the nine months ended February 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as these terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Title

10.1	Lease dated April 16, 2024, by and between 6201 Bonhomme, L.P. and the Registrant *
31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Accounting Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Accounting Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

Date: April 22, 2024	/s/ Dante Picazo
Dante Picazo Principal Executive Officer and Principal Accounting Officer

