Form 10-K
period 2024-05-31
Cannabis Bioscience International Holdings, Inc.
filed 2024-09-16
CIK 1411057

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number: 333-267039

_____________________________________

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-4901299
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6201 Bonhomme Road, Suite 435N, Houston, TX	77036
(Address of Principal Executive Office)	(ZIP Code)

Registrant’s telephone number, including area code: (214) 733-0868

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

_____________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒  No

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on November 30, 2023, as reported by on Nasdaq.com: approximately $3.7 million.

Number of shares of the registrant’s common stock outstanding as of September 10, 2024: 10,431,749,347.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

PART I

PART II

PART III

PART IV

i

CAUTIONARY NOTES

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Report, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Report include, but are not limited to, our expectations regarding our financial performance; our expectations regarding future operating performance; our ability to attract and retain customers; our ability to compete in our industries; our ability to meet our liquidity needs; our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates; the increased expenses associated with being a public company; the size of our addressable markets, market share, and market trends, including our ability to grow our business in the countries we have identified as near- term priorities; anticipated trends, developments, and challenges in our industry, business, and the highly competitive markets in which we operate; our ability to anticipate market needs or develop new or enhanced offerings and services to meet those needs; our ability to manage expansion into international markets and new industries; our ability to comply with laws and regulations, including laws affecting the cannabis and pharmaceutical industries, that currently apply or may become applicable to our business both in the United States and internationally; our ability to effectively manage our growth and expand our infrastructure and maintain our corporate culture; our ability to identify, recruit, and retain skilled personnel, including key members of senior management; our ability to successfully defend litigation brought against us; our ability to successfully identify, manage, and integrate any existing and potential acquisitions; our ability to maintain, protect, and enhance our intellectual property.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements in this Report primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each such forward-looking statement, we cannot guarantee that the future results, activity levels, performance, or events and circumstances reflected in the forward-looking statements will be achieved. The outcome of the events described or discussed in these forward-looking statements is subject to risks, uncertainties, and other factors described in this Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and we cannot predict all of them that could have an impact on these forward-looking statements. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements in this Report relate only to events or circumstances as of the date on which they are made. We undertake no obligation to update any forward-looking statement in this Report to reflect events or circumstances after the date of this Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you should not unduly rely upon them.

You should read this Report and the documents referred to in it completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements in this Report are qualified by these cautionary statements.

ii

Third-Party Information

This Report includes information and estimates based on reports and other publications, sources from industry analysts, market research firms and other independent sources that were generally available to the public and not commissioned by us, in addition to management’s good-faith estimates and analyses. We believe that such reports and publications are reliable but have not independently verified them or their underlying data sources, methodologies or assumptions. They contain information and estimates that are based on estimates, forecasts, projections, market research, or similar methodologies and are inherently subject to uncertainties. Actual events or circumstances may differ materially from events and circumstances reflected in these reports.

Descriptions of Contracts

This Report may contain descriptions of contracts and instruments to which the Company or its officers and directors are parties or by which it is affected. These contracts and instruments are exhibits to this Report and are identified in Item 16, Exhibits, Financial Statement Schedules. Where any such contract or instrument is described in this Report, you are referred to the related exhibit, which may be found on the SEC’s website, and the description thereof is qualified by such reference.

iii

PART I

Item 1.	Business.

History

The Company was formed in Colorado on February 28, 2003, as a limited liability company under the name Fidelity Aircraft Partners LLC. On December 16, 2009, it converted to a corporation under the name Fidelity Aviation Corporation, and on August 24, 2004, it changed its name to China Infrastructure Construction Corp. On February 28, 2018, the Company changed its name to Hippocrates Direct Healthcare, Inc., and on December 6, 2022, it changed its corporate name to Cannabis Bioscience International Holdings, Inc.

On December 20, 2019, the present management acquired control of the Company as a result of the acquisition of Pharmacology University, Inc. (see below). The Company began to file reports with OTC in 2018 under its Alternate Reporting Standard and has been a “Pink Sheet” company since then.

The Company’s vision is to provide superior services while adhering to its core values of integrity, respect, compassion, inclusiveness, social responsibility, excellence and innovation.

Acquisition of Pharmacology University Inc.

Pharmaceutical University Inc.(“PUI”) was incorporated in the State of Delaware on January 5, 2017. On December 20, 2019, PUI was merged with and into the Company. The Company conducts the business acquired by this merger (the “Pharmacology University Business”) under the trade name Pharmacology University. The Pharmacology University Business is generally cannabis-related research and education. For a more detailed description of the Pharmacology University Business, see “Business – Pharmacology University Business.”

Acquisition of Precision Research Institute

On March 31, 2019, the Company entered into the Alpha Research Business by acquiring all of the outstanding units in Precision Research Institute, LLC, a Texas limited liability company (“PRI”), which was formed on May 18, 2016, from the Company’s then president. On August 20, 2020, PRI was merged with and into the Company. The Company conducts the Alpha Research Business under the trade name Alpha Research Institute. As indicated under that caption, the Company intends to conduct clinical trials of cannabinoids as a Sponsor. For a detailed description of the Alpha Research Business, see “Business – Alpha Research Business.”

Pharmacology University Business

The Cannabis Industry

The cannabis industry is fast-growing, increasingly complex, and rapidly changing. The Company believes that the growing cannabis industry in numerous U.S. states and other countries represents a significant market opportunity for the Pharmacology University Business, as persons involved in the industry need the educational and other services that it furnishes, as more fully described below.

The U.S. cannabis industry is undergoing rapid growth and change, particularly with the recent opening of opportunities for federally sanctioned research on cannabis in partnership with the Drug Enforcement Administration (the “DEA”), as well as the federal legalization of hemp and corresponding state and federal hemp research programs.

The cannabis market generally is large and growing. In 2023, according to Brightfield’s 2023 U.S. Cannabis Market Forecast, the USA cannabis market had approximately $27 million in sales in 2022 and is forecast to reach $50.7 by 2028. According to a report by New Frontier Data, the U.S. legal cannabis market is predicted to reach $41.5 billion in sales by 2025.

In the medical market, the demand for cannabis for research is likely to increase significantly over the next few years and decades, due to the increasing number of states legalizing cannabis and the strong public support for cannabis legalization. By 2025, 5.4 million Americans, or 2.4% of U.S. adults, are predicted to be registered patients in medical cannabis states, according to a report by New Frontier Data (“New Frontier”). New Frontier also projects that the medical cannabis market will nearly double to over $16 billion in that time, taking into account more geographies within the U.S. legalizing cannabis, which will lead to market expansion, the normalization of cannabis, which will increase the number of consumers, and medical cannabis patients turning to cannabis as an alternative to prescription drugs. The global medical cannabis market is projected to reach $87.4 billion by 2027, according to Global Market Insights (“GMI”). The DEA’s aggregate production quotas for cannabis were 3,200 kg in 2022 for dried flower (an estimated $35 million market) and 1,000 kg for cannabis extract (an estimated $100 million market). These aggregate production quotas are expected to continue increasing to meet the increasing demand for cannabis research in the U.S. In addition to government funding, some institutions are already receiving private investment in cannabis research. For example, Harvard and MIT recently received a $9 million donation to fund research into cannabis’ influence on brain health and behavior. Additionally, Skylight Health Group (formerly named “CB2 Insights”) has noted that average prescriptions for qualifying conditions such as chronic pain, PTSD, sleep disorders, epilepsy and anxiety saw a decline of 11% in favor of medical cannabis replacement, leading the Company to estimate that more than $4 billion in sales that currently go to pharmaceutical products could be redirected towards medical cannabis. Further research on cannabis legalization and its impact on public health is needed and is likely to take place over the coming years, as the DEA has recognized the increased need for cannabis-related research.

In 2019, large pharmaceutical companies in the U.S. spent $83 billion on drug research and development. The private research market, like the federal DEA research program, has an interest in investigating the uses and risks of cannabis and hemp derivatives, not only in states that have legalized medical cannabis, but also in anticipation of potential full legalization.

The high prevalence of cancer is expected to be one of the factors driving the demand for legal cannabis. For instance, according to the World Health Organization (WHO), cancer is the second leading cause of death worldwide and was responsible for about 8.8 million deaths in 2015. In addition, the growing disease burden of chronic pain and significant side effects associated with opioid usage is expected to drive the demand for medical cannabis, which has proved to be a potent product for chronic pain management. The Company believes that these and other applications will lead to increased demand.

Expanding Legalization of Cannabis

The 2018 Farm Bill in the U.S. created an opportunity for hemp-derived cannabidiol (CBD) products in retail and pharmaceutical channels. Also, many countries, including Canada, China, Italy, Australia, and South Korea, have legalized hemp for growth and export. In the United States, CBD is widely available from retailers, including online, drug and convenience stores, natural products, beauty, grocery, and pet stores. According to the Grand View Research Industrial Hemp Market Analysis, the global CBD market was valued at $4.6 billion in 2018 and is expected to grow at a CAGR of 22.2% from 2019 to 2025. Additionally, the global industrial hemp market size was estimated at $4.71 billion in 2019 and is expected to show a revenue-based compound annual growth rate of 15.8%.

A recent CBS News poll found that 88% of Americans support the legal use of medical cannabis when recommended by a doctor. Cannabis Business Daily projects sales in the cannabis industry to be $15.5 billion and $20.3 billion in 2020 and 2021, respectively and sales could be as high as $37 billion in 2024. The size of the industry was only $3.4 billion industry in 2015. Sharp sales increases in recently launched medical cannabis programs – as well as continued gains in adult-use markets – are expected to fuel much of the industry’s growth over the coming years.

Thirty-nine U.S. states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes. Eighteen of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes (sometimes referred to as adult use). Under federal law, however, those activities are illegal. Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis, whether in-state or interstate, violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA or conspire with another to violate the law. Violation of the CSA is a predicate for violation of other criminal laws, including money laundering laws and RICO. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law.

While the U.S. government has not enforced these laws against companies complying with state cannabis laws, it retains the authority to do so, and therefore, the likelihood of any future adverse enforcement against companies complying with state cannabis laws remains uncertain. U.S. Attorneys can prosecute violations of the CSA, including cannabis activities that comply with state law; however, U.S. Attorneys have not targeted state-law-compliant entities in recent years. The policy of not prosecuting such entities has continued under current U.S. Attorney General Merrick Garland.

Since 2014, versions of the U.S. omnibus spending bill have included provisions prohibiting the DOJ, which includes the DEA, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In 2016, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws and other courts that have considered the issue have ruled similarly. However, the court noted that if these provisions were not continued, prosecutors could prosecute conduct that occurred even while the provision was previously in force. This decision does not apply to adult-use businesses.

Despite the ongoing federal illegality of cannabis, the DEA has authorized certain institutions to conduct research using cannabis. Between January 2017 and January 2019, the DEA’s projections for federally approved cannabis research projects increased dramatically: the number of federally registered cannabis researchers increased from 384 to 542. In 2019, the DEA announced that it would further facilitate and expand scientific and medical research for cannabis in the United States, including registering additional entities to produce cannabis for researchers and increasing the amount and variety of cannabis available for research in order to “facilitate research, advance scientific understanding about the effects of marijuana, and potentially aid in the development of safe and effective drug products that may be approved for marketing by the Food and Drug Administration.” Further, this announcement acknowledged the possibility that medical cannabis or related products may, in the future, require FDA approval and come under the FDA’s FDCA jurisdiction.

On December 18, 2020, the DEA finalized regulations pertaining to applications by entities seeking to become registered with the DEA to grow cannabis as bulk manufacturers for authorized purposes. Under these and other applicable regulations, applicants are responsible for demonstrating that they have met various requirements, including requirements to possess appropriate state authority, document that their customers are licensed to perform research, and employ adequate safeguards to prevent diversion.

On May 14, 2021, the DEA announced that memorandums of agreement were provided to an unspecified and unnamed number of companies to collaborate with the DEA “to facilitate the production, storage, packaging, and distribution of marijuana under the new regulations as well as other applicable legal standards and relevant laws.” To the extent these memorandums of agreement are finalized, DEA anticipates issuing DEA registrations to these manufacturers. Each applicant will then be authorized to cultivate cannabis – up to an allotted quota – in support of the more than 575 DEA-licensed researchers nationwide. As of 2022, six companies have been granted DEA registrations to bulk-manufacture cannabis.

If the DEA continues the above policies and activities (as to which no assurance can be given), the Company believes that demand for medical cannabis, and in turn, the Company’s products and services, will increase.

According to the Biden campaign website: “A Biden Administration will support the legalization of cannabis for medical purposes and reschedule cannabis as a CSA Schedule II drug so researchers can study its positive and negative impacts. This will include allowing the V.A. to research the use of medical cannabis to treat veteran-specific health needs.” Neither the Republican nor the Democrat party platform for the 2024 election takes a position on the legalization or decriminalization of cannabis.

As discussed under the caption “Alpha Research Business,” recent legislation has made research in product candidates containing hemp-derived cannabinoids possible without FDA approvals.

The Company believes that the anticipated growth of the cannabis industry, propelled in significant part by the increasing legalization of cannabis, offers the Company opportunities to expand. The industry requires skilled and educated cannabis professionals to operate.

Overview of the Pharmacology University Business

Through the Pharmacology University Business, the Company provides knowledge and promotes professionalism in the rapidly growing worldwide cannabis industry through education in and research about the medical properties and healing virtues of this substance. The Company does not cultivate, sell or distribute cannabis or cannabis-infused products and has no plans to do so. Pharmacology University is not an institution of higher education, is not chartered, regulated or accredited by any governmental or private agency and does not offer training that qualifies recipients to become pharmacists or pharmacologists.

The Pharmacology University Business and its prospects depend on the growth of the cannabis industry and the need for experienced, educated professional persons to lead and grow that industry ethically and responsibly in the United States and other countries where the Company’s activities are legal. While the Company embraces the legal cannabis industry generally, its primary focus is on educating cannabis industry workers and leaders and scientific research and development of hemp and cannabis for medicinal and commercial applications. One of the Company’s most important assets is the close relationship of its personnel to and cooperation with law enforcement agencies in the locations where it does business. Police agencies in several countries have appeared as guest speakers at the Company’s cannabis seminars.

In the United States, the Company has conducted instructional seminars and cannabis classes in the states of Texas, Arkansas, Florida, Illinois, Missouri, Oklahoma and Georgia, as well as Puerto Rico, and is planning to do likewise in the remaining states. Currently, the Company is holding seminars and classes only in the State of Texas. The Company has conducted instructional seminars and cannabis classes in Mexico, Peru, Ecuador, Colombia and the Dominican Republic. With the COVID-19 pandemic having abated, it plans to resume these activities in Mexico, Peru, Ecuador and the Dominican Republic and to expand into Argentina, Chile, Brazil, Panama and other Latin American countries where its activities are lawful. As stated below, however, the Company believes that the demand for its educational products is towards online education and away from classrooms and seminars.

Before the pandemic, the Company offered, and with the abatement of the pandemic, is offering, opportunities for learning, discovery and engagement to students, doctors, scientists, entrepreneurs and others in a real-world setting. The Company offers a full range of educational programs at all levels and pursues a broad agenda of research, innovative and creative activities and builds partnerships with other educational institutions, community organizations, government agencies and the private sector in many jurisdictions, including Jorge Tadeo Lozano University in Bogota, Cartagena, and Santa Marta, Colombia; Clayton State University, Atlanta, Georgia; Autonomous University of Santo Domingo, Dominican Republic; EUFLORIA Medical Cannabis Dispensary, Tulsa, Oklahoma; the Polytechnic University of Puerto Rico in San Juan, Dispensarios 420, Puerto Rico; Cannapolis Scientific Farm in Colombia; Hemp Ecuador in Ecuador.

Educational Services

The Company offers multilevel educational services to entrepreneurs, medical and legal professionals, cultivators, dispensary technicians, manufacturers, patients and others who desire to participate in the cannabis industry or who are otherwise interested in cannabis. These services include:

•	Continuing medical education courses for physicians

•	Continuing legal education courses for attorneys

•	Certification courses for physicians

•	Certification for industry workers

•	General education seminars

•	On-site training

These courses cover all aspects of the medical cannabis industry. For the general public, they focus on the history of cannabis, its medicinal value, dispensary concepts, legal issues and ethics, production, growing and extracts, security, operations and economics. For doctors, our courses and seminars cover subjects such as medicinal uses of cannabis, the biochemistry of cannabis, functions of the endocannabinoid system, pharmacology, cannabis use and abuse, and administration and dosage of cannabis medications. The cultivation course focuses on germination, cultivation practices, cloning, growth stages and harvesting, drying and curing, and the manufacturing course covers the chemical composition of cannabis plants, extraction of oils, laboratory practices, the manufacture of cannabis products and marketing. Overall, we have certified and graduated several thousand students in our courses in the United States, Puerto Rico and Colombia.

Courses are taught and seminars are led by degreed professionals, university professors, and industry experts with at least two years of commercial experience in the particular subject. For example, the cultivation course might be taught by a professor of horticulture, an individual with an M.S. degree in agriculture, or a master grower with three years’ experience growing crops of at least 500 plants. Before the COVID-19 pandemic, classes were usually held at local colleges and universities in classrooms with projectors, screens and microphones. Among these colleges and universities were the University of Texas, Houston; Texas Women’s University; University of Oklahoma; Oklahoma State University; Clayton State University, Atlanta; Polytechnic University, San Juan; Texas A&M University; and Jorge Tadeo Lozano University in Bogota, Cartagena, and Santa Marta, Colombia. The Company believes that due to the COVID-19 pandemic, which resulted in the closing of classroom and seminar education, as well as convenience, demand for its courses is trending towards online education and away from classrooms and seminars.

Students learn about Pharmacology University through its website, social media, ticket venues, and local cannabis groups. Upon completing a course of study, students receive certificates of completion, which are not certifications of their ability to work in a particular field, but recognition of their completion of a non-accredited class. A 130-hour course lasting a semester was available at the University of Tadeo in Colombia, and the students who completed it received a certificate entitled “Diplomado en Cannabis.” In addition, CME and CLE credits were available for doctors and lawyers taking the classes. The Company received CLE approvals for courses that it offered in Arkansas (Office of Professional Programs), Oklahoma (Oklahoma MCLE Commission) and Texas (State Bar of Texas) and received CME approvals for courses that it has offered in Arkansas (University of Arkansas for Medical Sciences Office of Continuing Education), Texas and Florida (Ponce Medical School Foundation). We were the first company approved by the Department of Health of the Commonwealth of Puerto Rico as a provider of all training certificates, including medical education, agriculture and manufacturing education, dispensary education, and others in the medicinal cannabis industry.

After the advent of the COVID-19 pandemic, all of our classrooms and seminars venues were forced to close. We also canceled all travel plans to further our expansion. To meet this pandemic, we created online courses. We currently have more than 100 videos available online in English, Spanish, Portuguese, Italian and Arabic and we plan to add other languages. Additionally, we have used Zoom to hold virtual classes to teach students and be able to respond to their questions in real time during the courses. However, revenue received from online courses has not replaced the revenue that we believe we would have generated if our classrooms and public venues had remained open. With the abatement of the COVID-19 pandemic, the Company is attempting to resume teaching in classrooms and public forums. A result of the closing of classrooms due to the pandemic was increasing reliance on online classes. The Company believes that this trend will increase due to the ease of attendance and the ability of students to learn at times that are convenient to them. The Company believes that teaching in classrooms and public forums is unlikely to resume to its former extent.

The Company believes that teaching in classrooms and public forums is unlikely to resume to its former extent. We held two classes and no seminars during the year ending May 31, 2024, producing revenue of $23,006, compared with three classes and no seminars, producing revenues of $52,315 in the year ended May 31, 2023. As a result, we are concentrating on expanding our online business.

Digital Products

As a result of the COVID-19 pandemic, which made classroom and seminar education impossible, Pharmacology University focused on the production of educational materials for sale on online platforms (including those operated by Amazon, Zinio, Apple, Walmart/Kobo, Barnes & Noble and Google Books). However, the trend of students’ preference for online courses has adversely affected the demand for classroom teaching and seminars. The Company does not expect that demand for teaching in these venues will return to pre-pandemic levels. It also focuses on entering into subscription and commercial agreements with universities and e-commerce platforms.

We have published 50 cannabis-related eBooks in five languages, have produced videos to offer online and have recorded over 13,000 minutes of audio in 5 languages. We have also engaged artificial intelligence services to generate translations of these materials in up to 100 additional languages. This activity has resulted in increased expenses, while producing minimal revenue and no profit; however, we believe that it will become profitable and be a significant component of our business.

We have aimed to publish our educational content on different marketplaces that host products in languages commonly used worldwide. We work with platforms from Brazil, Spain, England, Mexico, Canada, the United States, Germany and other countries. We currently have four types of products published on different platforms.

•	E-Books: We publish fifty titles in Spanish, English, Portuguese, Italian, and Arabic on Amazon, Kobo and Google Books. In addition, Smashwords distributes our content on Barnes & Noble, Apple, Baker & Taylor’s Axis 360, OverDrive, Scribd, cloudLibrary, Gardners Extended Retail, Odilo and Gardners Library.

•	Audiobooks: Findawayvoices distributes our content on 3Leaf Group, Axiell, Baker & Taylor, Bibliotheca, Bidi, EBSCO, Follett, hoopla, LOL, Dilo, Overdrive, Perma-Bound, Ulverscroft and Wheelers, as well as on 24symbols, Anyplay, Apple, Audiobooks.com, AudiobooksNow, AudiobooksNZ, BajaL, BingeBooks, Bokus Play, Bookmate, Chirp, Cliq, Downpour, eStories, Google Play, Hummingbird, Instaread, Leamos, Libro.FM, Milkbox, Nextory, NOOK, Scribd, and Ubook.

•	Video courses: We publish 161 titles on Amazon (6 courses), Sympla (17 courses), Teachlr (62 courses), Edusity (13 courses), Simplivlearning (16 courses), Alugha (40 courses), Aprendum (4 courses), and Unihance (105 courses).

We published Cannabis Worlds, a digital magazine, on Google Books, Zinio, Pocketmags and Magzter. In April 2024, we ceased publication.

The Company believes that the amount and scope of its digital products exceed those offered by any of its competitors in cannabis-related education.

A staff of 14 independent contractors in Venezuela, Argentina, Colombia, Brazil and Texas holds classes; researches and edits materials; translates materials; prepares audio-visual materials; and engages in web development.

Franchising

Until the COVID-19 pandemic, we offered educational programs to franchisees worldwide. A franchisee purchased the right to provide our courses in its particular city. In addition to an initial franchise fee, a franchisee paid a 10% franchise fee and a 2% advertising fee on all gross sales. We assisted in creating and registering a franchisee’s business identity; developing and activating its websites; creating its social media platforms; providing it with marketing plans; assisting in finding venues for their classes; explaining how to find qualified instructors; providing PowerPoint presentations as well as books for students and instructors; and providing one week of one-on-one training relating to the operation of the franchise. In addition, we provided one month of marketing assistance. As a result of the pandemic, we received no revenue from these franchisees in the year ended May 31, 2023. After the COVID-19 pandemic abated, we attempted to resume franchise operations, but have been unable to find customers and received no revenue from franchising in the year ended May 32, 2024.. In April 2024, we decided not to pursue franchising.

Consulting

Prior to the pandemic, the Company offered consulting services, which included: These services included:

•	creating and presenting advertising material for campaigns in traditional and digital media, including publicity strategy, campaign creation, design of flyers, advertising social networks, newspapers and magazines and creation of audiovisual content.

•	consulting services to entrepreneurs who are considering entering the cannabis industry, manufacturers and growers, including preparation of business plans, guidance in business structure, guidance in seeking investment, preparation of license and other applications and development of operating procedures.

The costs of these services were based on the nature of each assignment.

The Company provided these services in many states and Puerto Rico and assisted in obtaining over 40 licenses for its clients for dispensaries, cultivation, manufacturing and a full analytical laboratory.

In the year ended May 31, 2023, the Company began to offer these services again and recorded revenue of $8,333 for that year and $0 for the year ended May 31, 2024. We are determining whether we will continue this operation.

Alpha Research Business

Through the Alpha Research Business, based in Houston, Texas, the Company offers specialized services in all therapeutic areas of clinical trials and has conducted over 20 clinical trials for Sponsors and CROs. These trials have included drugs relating to diseases in the areas of asthma, allergies, renal disorders, neurology disorders, cardiac and vascular disorders, nutrition/metabolism, obstetrics/gynecology, dermatology, oncology, ophthalmology, orthopedics, gastroenterology, psychiatric disorders, infectious diseases, pulmonary and respiratory diseases, urology and COVID-19, as well as devices for orthopedic and cardiovascular problems. Our clients have included Sponsors such as Pfizer Inc., Merck & Co., Inc., Shionogi & Co., Ltd., Medtronic plc, Novartis, GlaxoSmithKline plc, Gilead Sciences, Inc. and Johnson & Johnson, and CROs, such as PPD, Inc., Icon plc, Parexel, PRA Health Sciences, Inc., Covance, IQVIA Holdings Inc. and Medpace Holdings, Inc. In the near future, Alpha Research intends to conduct cannabinoid clinical trials, in which it will be the Sponsor. One of our clients is Vita Biotech Research, LLC (“Vita”), which is engaged in data collection for clinical trials. For information regarding the interest of two of our officers and directors in Vita, see “Certain Relationships and Related Party Transactions – Vita Agreement.”

Clinical trials are a research method designed to evaluate and test new drugs or devices. They are typically conducted in four phases, each of which has a different purpose and helps scientists answer different questions.

•	Phase I. Researchers test an experimental drug or treatment in a small group of people for the first time. The researchers evaluate the treatment’s safety, determine a safe dosage range, and identify side effects.

•	Phase II. The experimental drug or treatment is given to a larger group of people to ascertain whether it is effective and to evaluate its safety further.

•	Phase III. The experimental study drug or treatment is administered to large groups of people. Researchers confirm its effectiveness, monitor side effects, compare it to commonly used treatments, and collect information that will allow the experimental drug or treatment to be used safely.

•	Phase IV. Post-marketing studies, which are conducted after a treatment is approved for use by the FDA, provide additional information, including information relating to treatment, risks, benefits and best use.

The Company’s facilities are equipped with examination and blood drawing rooms, storage for investigational medication and study-related equipment. The Company employs only clinical research coordinators (“CRCs”) with at least five years of experience. CRCs are involved in supervising drug trials and medical research, which involves recruiting patients for medical and drug trials and screening them to ensure that they meet the guidelines of the trial, as well as following good clinical practice, overseeing the progress of the clinical trial and ensuring that it is properly conducted, recorded, and reported.

The recruitment of subjects from minority, rural and economically disadvantaged groups is important to clinical trials because the benefits and risks of new drugs with respect to them may differ from other groups due to genetic, environmental and other factors. To enhance such recruitment, the Company has worked with community organizations, churches, social services and public agencies and has provided transportation services.

The Alpha Research Business is staffed by seven personnel responsible for regulatory and Investigational Review Board (“IRB”) processes and a staff of two auditors. An IRB is an independent body required by federal regulation, comprising medical, scientific, and nonscientific members, the responsibility of which is to ensure the protection of the rights, safety, and well-being of human subjects involved in a clinical trial. An IRB reviews and approves clinical trials, protocols, amendments, methods and materials to be used in obtaining and documenting informed consents from trial subjects.

We have more than six principal investigators, who are physicians who prepare and perform or oversee clinical trials, usually in conjunction with their medical practices. These investigators are independent contractors. In addition, we have seven professional personnel who analyze data and report the results of trials to Sponsors and CROs, all of whom are independent contractors; they are encouraged to keep up to date on good clinical practices and regulations relating to clinical research and a part-time accountant.

Clinical Trials for Sponsors and CROs

In connection with these clinical trials, the Company will contract with a Sponsor or CRO to provide services in connection with a clinical trial after it has provided information respecting its ability to provide them and after a visit by the Sponsor or CRO to our facilities to confirm our ability to conduct the trial and to establish communications procedures. After further measures, which include establishing a budget and providing additional information about the Company and a second visit to our facilities, we will enter into a contract with the Sponsor or CRO, which will issue a “Site Activation Letter.” When we receive this letter, we begin enrolling volunteer test subjects.

Alpha Research finds Sponsors and CROs in three ways:

•	Recruitment websites. On these websites, we search for trials that are within our competence and contact the related Sponsors or CROs, providing relevant information about ourselves, who will respond if they are interested in our services. The Sponsor or CRO will consider entering into a contract for the study only after it has met with our personnel and has visited our facilities and if the Sponsor or CRO is satisfied that we can conduct the trial and comply with the terms of its contract, which, as indicated above, are complex. Even then, the Sponsor or CRO may award the contract to a firm that it considers better qualified.

•	Sponsor or CRO websites. The process is similar to that described above for recruitment websites.

•	Personal contact.

We are currently conducting clinical trials for Sponsors and CROs in non-cirrhotic, non-alcoholic steatohepatitis, chronic obstructive pulmonary disease, a multivalent pneumococcal vaccine, iron deficiency anemia and the collection of biospecimen collections and samples across all ages and various therapeutic areas, and multiple medical conditions. We are actively seeking contracts, have bid on four and believe that we will be successful in obtaining some of them. We produced revenues of approximately $267,220 and $213,865 from our clinical trials business for the years ending May 31, 2024, and May 31, 2023, respectively.

Clinical Trial in Which We Will be the Sponsor

In the near future, Alpha Research intends to conduct clinical trials of hemp-derived cannabidiol (“CBD”) medical products, in which it will be the Sponsor. CBD derived from hemp containing less than 0.3% of tetrahydrocannabinol (“THC”) was legalized at the federal level by the Agriculture Improvement Act of 2018 and its sale and use of CBD products containing less than 0.3% of THC is legal in all states except for 18, which restrict sale and use for various reasons, including the age of the purchaser, non-medical use and the THC content; the Company will not sell its CBD product in any jurisdiction in which such sale is illegal, including these 18 states. The Company does not intend to conduct clinical trials of products that require approval of the FDA.

CBD is a naturally produced cannabinoid from the cannabis plant that differs from other cannabinoids, such as THC, for its structure and mechanism of action. CBD does not have psychoactive effects and does not alter the conscience and perception of the user. In contrast, CBD has been proven clinically to have anti-inflammatory, analgesic, anti-seizure, immunomodulatory and anxiolytic activity.

According to an article in Harvard Health Publishing, the consumer health education division of Harvard Medical School (“Cannabidiol (CBD): What we know and what we don’t,” published on September 24, 2021), there is strong evidence for the use of CBD in treating certain childhood epilepsy syndromes, and one CBD-based drug, Epidiolex, has been approved by the Federal Drug Administration for treating these conditions. This article states that animal studies, human research and self-reporting suggest that CBD may help with anxiety, insomnia, chronic pain and treatment of addiction. Other articles state, with varying degrees of certainty, that CBD may be used to treat other conditions, including mental disorders, such as depression, psychosis and PTSD; cancer-related symptoms, such as nausea, vomiting and pain; neurological conditions, such as Parkinson’s disease, Huntington’s disease, autism spectrum disorder and motor disorders; substance abuse; glioblastoma; high blood pressure; and sleep disorders. Initially, the Company intends to conduct research in the areas of endocannabinoid system physiology to study the normal endocannabinoid range in healthy individuals, the medical consequences of low endocannabinoid levels and the effects of cannabinoid administration in the organism. These studies will involve various methodologies, which will include blood tests, breathalyzer tests and electroencephalograms (EEGs) to determine the impact of cannabinoids on pathologies that have been linked to clinical endocannabinoid deficiencies such as irritable bowel syndrome, migraine and fibromyalgia. Research will also be conducted in oncology regarding the influence of cannabinoid-based treatments respecting cancer prevention, tumor size and viability, cancer-related symptoms and chemotherapy-induced symptoms. Finally, the Company intends to conduct research in anxiety disorders with a view to determining whether cannabinoids can reduce anxiety-related symptoms and improve quality of life.

The Company determined to conduct these clinical trials for the following reasons:

•	According to Forbes Business Institute, the global CBD oil and CBD consumer health market is expected to grow from $39.54 billion in 2022 to $55.79 billion in 2028 at a compound annual growth rate of 47.49%.

•	According to a Forbes Health Survey conducted by OnePoll, 60% of respondents reported that they have tried a cannabidiol (CBD) product and believe CBD has health and wellness benefits, including the potential to improve sleep, reduce anxiety and/or relieve pain.

Based on these factors and the expertise of the Company in conducting clinical trials, it believes that it can develop and test CBD products.

These trials will be conducted in the Company’s facilities, adding additional CRCs to handle the new studies. It will contract with an IRB to ensure all protocols are met and approved.

If a clinical trial indicates that a product is safe and effective, the Company intends to exploit it by selling or licensing it. Where possible, it will seek protection of intellectual property related to and the use of a product through patents and trademarking.

Sleep Center Business

In July 2022, the Company opened its Sleep Center, which served Houston-area patients who were interested in improving their sleep quality and enhancing their physical and mental well-being. The Sleep Center utilized state-of-the-art equipment. Its goal was to assess, diagnose, and treat sleep problems and provide patients with convenient and flexible care. During the year ended May 31, 2023, the Sleep Center treated only six patients and produced revenue of $900. The Company closed the Sleep Center in April 2023 because it was unable to obtain patients in the quantity needed to justify its operation and the Company believed that its manpower and financial resources would more effectively be used in its other activities.

Employees

The Company has two employees, namely its executive officers, who serve full-time. It meets its other manpower needs through approximately 14 independent contractors; the number of these personnel changes from time to time in accordance with the Company’s staffing needs. For a description of the services provided by these independent contractors, see the descriptions of the three segments of the Company’s business.

Concentration of Revenues

The Company has depended on a few customers of Alpha Research Business for substantial portions of its revenue. For the year ended May 31, 2024, the Company had revenues of $248,841, of which 62.8%, 24.1% and 4.0% were received from three customers. For the year ended May 31, 2023, the Company had revenues of $316,825, of which 63.9%, 27.2% and 5.1% were received from three customers.

Description of Property

The Company leases approximately 1,367 square feet at 6201 Bonhomme Road, Suite 435N, Houston, Texas, under a lease dated April 12, 2024. The lease, which has a one-year term that commenced on May 1, 2024. provides for a base rent of $1,631 per month. These premises are shared by PUI and Alpha Research Institute.

Two of the Company’s officers leased 1,400 square feet in Houston, Texas, at 1625 Main St., Houston, Texas, under a lease the term of which commenced on March 15, 2023, and expired on September 14, 2023, at a rent of $3,168 per month; these officers have made a portion of these premises available to the Company for use as office space, for which the Company pays them $2,817 per month. These officers entered into a new lease for these premises, which commenced on September 15, 2023, and will expire on September 14, 2024, at a rent of $3,164 per month, and they made a portion of these premises available to the Company for use as office space, for which the Company is paying them $2,817 per month. One of these officers died in January 2024. For further information, see “Certain Relationships and Related Party Transactions—Lease.” The surviving officer intends to renew this lease and make a portion of these premises available to the Company for use as office space on the same terms,

Legal Proceedings

The Company is not a party to any litigation and is not aware of any threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements.

Government Regulation

The Company’s businesses are affected by laws and regulations relating to cannabis and clinical trials. In the future, the Company may sell cannabinoid products that are subject to legal restriction and regulation in some states and, although not subject to federal regulation today, could be regulated or restricted in the future. The Company intends to comply with all such restrictions and regulations.

The Company and its expenditures, earnings and competitive position have not been materially affected by compliance with the above or other governmental regulations, including those relating to climate change. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Climate Change.

The Company believes that it is in compliance with all material government regulations.

Information About Our Executive Officers

The names and ages of the Company’s executive officers and their positions with the Company are as follows:

Name (Age)	Present Position (Effective Date)	Positions Held During Past Five Years (Effective Date)
Dante Picazo (68)	Chief Executive Officer, Chief Financial Officer and Director (2019)	Chief Executive Officer, Chief Financial Officer and Director (2019)
John Jones (59)	Treasurer and Director (2024)	Treasurer and Director (2024)

There are no family relationships between any of the officers named above and, except for an Agreement, dated as of August 19, 2024, by and among the Company, John Jones and Barbara Kamienski (the “Jones Agreement”), there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he was selected as an officer. For information regarding the Jones Agreement, see “Certain Relationships and Related Transactions, and Director Independence – Jones Agreement”). The board of directors (the “Board”) appointed each of the officers named above to hold office until his successor is elected and qualified or until his earlier resignation or removal.

Further information about the Company’s officers and directors appears in Part III of this report.

Item 1A.	Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and is not required to provide information under this item.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

The Company does not believe that it is subject to material cybersecurity risks and does not expect to incur material costs in connection with cybersecurity. The Company does not believe that it has been the object of any cyberattack.

Item 2.	Properties.

The Company leases premises of 1,367 square feet located at 6201 Bonhomme Road, Suites 435N, Houston, Texas. The lease provides for base rent of $1,631 per month. For information regarding the recording of the right-of-use asset and the lease liability in the balance sheets in respect of a prior lease, see Note 5 to the Company’s financial statements.

Two of the Company’s officers leased 1,400 square feet in Houston, Texas (the “Officers’ Leased Property”), under a lease, the term of which commenced on February 29, 2020, and expired on March 14, 2022, at a rent of $3,449 per month. These officers made a portion of these premises available to the Company for office space on a month-to-month basis, for which the Company paid them $2,817 per month. On March 15, 2022, these officers entered into a new lease for the same premises, which expired on September 14, 2022, at a rent of $3,008 per month, and these officers continued to make a portion of these premises available to the Company for use as office space, for which the Company is paying them $2,817 per month on a month-to-month basis. On September 15, 2022, the officers that leased the Officers’ Leased Property entered into a new lease for these premises, which expired on March 14, 2023, at a rent of $3,038 per month, and these officers continued to make a portion of these premises available to the Company for use as office space, for which the Company paid them $2,817 per month. On March 2, 2023, these officers entered into a new lease for the same premises, which expires on September 14, 2023, at a rent of $3,168 per month and they continued to make a portion of these premises available to the Company for use as office space, for which the Company paid them $2,817 per month. On September 6, 2023, these officers entered into a new lease of this property, which commenced on September 15, 2023, and will expire on September 14, 2024, at a rent of $3,164 per month and they are made a portion of these premises available to the Company for use as office space, for which the Company is paying them $2,817 per month.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Common Stock is quoted on the OTC Pink tier of the alternate trading system operated by OTC under the trading symbol CBIH; prior to August 17, 2023, the trading symbol was CHNC. Market quotations for shares of Common Stock shown on OTC’s quotation system reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On September 10, 2024, the closing price for the Common Stock quoted by OTC was $0.0008.

As of the date of this Report, there were 419 record holders of the shares of the Common Stock, of which approximately 2.4 billion shares were freely tradable.

The exemption from registration afforded by Rule 144 is available for all other outstanding shares of Common Stock.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial information discussed below is derived from the Company’s audited consolidated financial statements at May 31, 2024, which were prepared and presented in accordance with generally accepted accounting principles (“GAAP”). This financial information is only a summary and should be read in conjunction with the audited financial statements and related notes contained herein, which more fully present the Company’s financial condition and results of operations at that date. The results set forth in these consolidated financial statements are not necessarily indicative of the Company’s future performance. This item and other parts of this report contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in forward-looking statements.

Information about the Company

The Company, headquartered in Houston, Texas, conducts clinical trials for Sponsors and CROs and as a Sponsor through Alpha Research Institute and cannabis-related education in classrooms, seminars and online through Pharmacology University. For detailed information about the Company and its operations, see “Business.”

The Company’s fiscal year begins on June 1 in each year and ends on May 31 in the following year.

Going Concern

As indicated in Note 3 of the notes to the audited consolidated financial statements for the year ended May 31, 2024, and the report thereon of the Company’s independent auditing firm, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has incurred recurring losses and recurring negative cash flow from operating activities and has an accumulated deficit, and its ability to continue as a going concern depends on the successful execution of its operating plan, which includes increasing sales of existing services and introducing new services, as well as raising either debt or equity financing.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic adversely impacted the Company and its financial results in different ways, depending on the particular business operation, as follows:

Pharmacology University Business. The Company encountered quarantines, restrictions on gatherings and other governmental regulations that precluded classroom education, as well as restrictions on travel that reduced consulting activities. The Company reduced the impact of the pandemic by developing online educational programs and transitioning its workforce to a remote working environment without reducing its workforce. Revenue from this operation was increased from $18,323 in the year ended May 31, 2019 (unaudited), to $44,799 and $38,440 in the years ended May 31, 2020, and May 31, 2021, respectively; revenue for the year ended May 31, 2022, was $18,341, for May 31, 2023, was $42,655 and for the year ended May 31, 2024, was $36,335.

Clinical Trials. Quarantines, restrictions on gatherings and other governmental regulations, amplified by potential patients’ fears of contracting COVID-19 at the Company’s clinics, negatively affected clinical trials. In addition, these clinics were subject to closure if cases of the virus were detected. Revenue from this operation changed from $165,666 in the year ended May 31, 2019 (unaudited), to $84,979 and $706,008 in the years ended May 31, 2020, and May 31, 2021, respectively; revenue for the year ended May 31, 2022, was $196,637, for the year ended May 31, 2023, was $266,280 and for the year ended May 31, 2024, was $213,865.

The Company believes that, although the COVID-19 pandemic adversely affected the Company’s operations and, especially with respect to its Pharmacology University business, and caused the Company to change the way in which it operates today, it is no longer affected by the pandemic.

Change of Corporate Name

The Company believes that it may have been negatively impacted by the association of the pandemic with the People’s Republic of China because “China” appeared in its former corporate name. Although the Company has no operations in or any relationship with China, the Company believes that potential investors may have been deterred from considering the Company because of concerns related to that country. For this reason, and because the Company’s corporate name did not reflect its activities, it changed its name to Cannabis Bioscience International Holdings, Inc. on December 6, 2022.

Overview

The Company provides educational systems focused on medical cannabis in the United States and Latin America, as well as worldwide through online education and services in therapeutic areas of clinical trials. The Company’s operating units and their activities were:

•	Alpha Research Institute – Clinical trials and medical research.

•	Pharmacology University: – Education, consulting, digital publishing, marketing, and franchising related to medical cannabis.

The Company operated a Sleep Center, which diagnosed sleep-related disorders. Its operations were terminated on April 30, 2023.

For further information concerning the Company and its business, see “Business.”

Results of Operations

Comparison of the Year Ended May 31, 2024, and the Year Ended May 31, 2023

The following table sets forth information from the consolidated statements of operations for the years ended May 31, 2024, and May 31, 2023.

	Year Ended May 31,
	2024	2023
Revenues	$248,841	$316,825
Cost of revenues	45,599	93,450
Gross profit	203,242	223,375

Total operating expenses	689,382	1,206,746
Operating loss	(486,140)	(983,371)

Non-operating income (expense):
Note discount expense	(11,000)	–
Forgiveness of debt	–	41,765
Interest	(154,206)	(90,973)
Net loss	$(651,345)	$(1,032,579)

Revenues

Revenues were $248,841 and $316,825 for the years ended May 31, 2024, and May 31, 2023, respectively, primarily due to a decrease of $52,415 in revenues from clinical trial contracts, which were $266,280 in the earlier period and $213,865 in the later. Revenues from cannabis-related educational classes and seminars were $6,335 for the year ended May 31, 2024, as compared with $42,655 for the year ended May 31, 2023, because the Company conducted fewer classes and seminars in the year ended May 31, 2024. Consulting fees were $28,641 for the year ended May 31, 2024, versus $8,333 for the year ended May 31, 2023.

Operating Expenses

Operating expenses for the years ended May 31, 2024, and May 31, 2023, consisted of the following:

	Years Ended May 31,
	2024	2023
General and administrative	$123,759	$177,110
Contract labor	205,984	659,651
Professional fees	232,844	245,691
Officer compensation	38,000	45,735
Rent	86,730	71,942
Travel	2,065	6,617
Total operating expenses	$639,382	$1,206,746

The decrease in contract labor was due to a substantial reduction in staff to write, translate, and produce audiobooks, e-books, and online videos. Professional fees decreased by $7,735 because the Company’s legal and accounting costs decreased after the Company’s registration statement became effective on December 6, 2023. Officer compensation decreased because an officer left the Company and was not replaced. Rent increased by $14,788 because rent for the Company’s premises increased when the lease was renewed.

Operating Loss

For the reasons set forth above, operating loss decreased from $983,371 in the year ended May 31, 2023, to $486,140 in the year ended May 31, 2024.

Interest

Interest was $90,973 in the year ended May 31, 2023, and $154,206 in the year ended May 31, 2024.

Other Income

In the year ended May 31, 2023, the Company recorded other income of $41,675 from the forgiveness of PPP loans.

Net Loss

Net loss for the year ended May 31, 2024, was $631,345, compared with a net loss of $1,032,579 for the year ended May 31, 2023, for the reasons set forth above in relation to loss from operations and the effect of other income received in these years.

Liquidity and Capital Resources

At May 31, 2024, the Company had $755 in cash and cash equivalents, accounts receivable of $20,139, negative working capital of $860,416 and no commitments for capital expenditures. At May 31, 2023, the Company had $8,913 in cash and cash equivalents, accounts receivable of $10,549, negative working capital of $366,085 and no commitments for capital expenditures. The Company had cash in the amount of $1,028 on September 10, 2024.

During the years ended May 31, 2024, and May 31, 2023, the Company had net cash used in operations of $479,382 and $898,367, respectively, and net cash provided by financing activities of $471,224 and $875,298, respectively. The Company had accumulated deficits of $5,334,081 at May 31, 2024, and $4,682,736 at May 31, 2023.

Delays in payments by Sponsors and CROs that have affected, and if they were to recur, could affect, the Company’s cash flows.

Since June 1, 2022, the Company has raised capital as follows:

•	In the years ended May 31, 2024, and the year ended May 31, 2023, the Company received $70,000 and $801,956, respectively, from sales of Common Stock to private investors.

•	In the years ended May 31, 2024, and May 31, 2023, the Company received loans of $428,201 (of which $398,041 was a related-party loan) and $73,332, respectively.

The Company has offered 6,250,000,000 shares of Common Stock to the public at an offering price of $0.0008 per share (the “Offering”). If the Offering had been fully sold, the Company would have raised new capital of $5,000,000. However, as of the date of this Report, no shares have been sold and the Company believes that it will not be able to sell any of these shares until the market price for its Common Stock exceeds the public offering price of the Offering for a substantial period. As a result, the Company believes that it will be able to raise equity capital only through the sale of shares of Common Stock in private transactions at discounts from the market price for Common Stock, which may be substantial. The Company believes that, for the time being, it will not be able to attain the goals described under “Business Plan” in the prospectus for the public offering and that it will need to obtain funding for the $2,425,000 required to attain these goals and its estimated that other capital needs of $2,000.000 (including operating costs of $600,000, legal/accounting costs of $400,000, overhead of $800,000 and a reserve for contingencies of $200,000 for the next two years) through revenue from operations, profits, private sales of its equity securities, loans or a public offering at a lower offering price that for the Offering.

There is no assurance that such funding will be available on acceptable terms or at all or that the Company will attain profitability. If the Company cannot raise sufficient funds when required or on acceptable terms, it may have to reduce its operations significantly or discontinue them entirely. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution. If the Company is successful in raising funds for its business plan and in carrying it out, it expects to become profitable in the year ending May 31, 2025, and beyond.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Smaller Growth Company

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As such, we may take advantage of certain of the scaled disclosures available to smaller reporting companies as long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation; and, as long as we remain a smaller reporting company with less than $100 million in annual revenue, we will not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Climate Change

The Company’s business, financial condition, and results of operations have not been materially impacted by federal and state legislation and regulation and international accords regarding climate change, but it cannot predict how they may be impacted in the future. The Company has had no material past capital expenditures for climate-related projects and, unless there are regulatory changes, does not expect to incur them in the future.

Long-Term Obligations

The Company has no long-term obligation that it expects to have a material impact on its liquidity or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and is not required to provide information under this item.

Items 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cannabis Bioscience International Holdings, Inc. (formerly named China Infrastructure Construction Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabis Bioscience International Holdings, Inc. (formerly; China Infrastructure Construction Corp) (the “Company”) as of May 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended May 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses since inception, has a stockholders’ deficit, and the Company has not generated sufficient revenues to date to cover its operating costs – these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2023.

Houston, Texas

September 13, 2024

PCAOB ID: 6771

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED BALANCE SHEETS

	May 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$755	$8,913
Accounts receivable	20,139	9,951
Other current assets	598	598
TOTAL CURRENT ASSETS	21,492	19,462
Right-of-use asset	35,670	23,920
TOTAL ASSETS	$57,162	$43,382

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$196,088	$111,299
Bank overdraft	2,408	–
Deferred revenue	–	28,641
Related-party payables	503,214	105,173
Short-term loans	151,267	121,407
SBA loan – current	7,054	14,592
Lease liabilities – current	21,877	4,435
TOTAL CURRENT LIABILITIES	881,908	385,547

LONG-TERM LIABILITIES
SBA loan – noncurrent	249,361	249,500
Lease liabilities – noncurrent	4,906	–
TOTAL LONG-TERM LIABILITIES	254,267	249,500
TOTAL LIABILITIES	1,136,175	635,047

STOCKHOLDERS’ DEFICIENCY
Authorized 10,000,000 shares of preferred stock, of which 2,500,000 shares have been designated Series A Convertible Preferred Stock and 1,000 shares have been designated Series B Preferred Stock	–	–
Common stock, without par value: 20,000,000,000 shares authorized 10,431,749,347 and 10,059,677,919 shares issued and outstanding at May 31, 2024, and May 31, 2023, respectively.	–	–
Additional paid-in capital	4,255,068	4,091,071
Accumulated deficit	(5,334,081)	(4,682,736)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,079,013)	(591,665)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$57,162	$43,382

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	May 31,
	2024	2023
Revenues	$248,841	$316,825
Cost of revenues	45,599	93,450
Gross profit	203,242	223,375

Cost and expenses
General and administrative	123,759	177,110
Contract labor	205,984	659,651
Professional fees	232,844	245,691
Officer compensation	38,000	45,735
Rent and lease	86,730	71,942
Travel expenses	2,065	6,617
Total operating expenses	689,382	1,206,746

Operating loss	(486,140)	(983,371)

Other income (expense)
Loan discount	(11,000)	–
Forgiveness of debt	–	41,765
Interest	(154,206)	(90,973)
Total other income	(165,206)	(49,208)

Net loss	$(651,345)	$(1,032,579)

Average common stock outstanding	10,317,612,225	9,001,539,324

Average earnings (loss) per share	$(0.00006)	$(0.00011)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	May 31,
	2024	2023

OPERATING ACTIVITIES
Net loss	$(651,345)	$(1,032,579)
Adjustment for issuance of common stock (non-cash expense)	112,997	–
Amortization of right-of-use asset and liability	(11,750)	36,378
Share-based compensation	–	12,000
Forgiveness of PPP loan	–	(41,666)
Adjustment to reconcile net loss
Changes to lease liabilities	22,348	(43,423)
Changes in assets and liabilities
Accounts receivable	(10,188)	(4,935)
Accounts payable and accrued expenses	84,789	43,089
Bank overdraft	2,408	–
Deferred revenue	(28,641)	28,641
Accrued interest on SBA loan	–	21,571
Interest on SBA loan	–	(6,778)
Advances by related party	–	99,015
Repayments of related party advances	–	(9,680)
NET CASH USED IN OPERATIONS	(479,382)	(898,367)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	70,000	801,966
Proceeds from short-term loans	29,860	73,332
Repayment of SBA loan – current	(7,538)	–
Payments on SBA loan	(139)	–
Repayment of related-party loan	(19,000)	–
Proceeds from related-party loan	398,041	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	471,224	875,298

NET DECREASE IN CASH	(8,158)	(23,069)

CASH AT BEGINNING OF PERIOD	8,913	31,982

CASH AT END OF PERIOD	$755	$8,913

Supplemental disclosure of cash flow information
Cash paid for interest	$154,206	$93,472

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Series A Convertible Preferred Stock		Series B Preferred Convertible Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - May 31, 2022	2,500,000	$2,500	–	$–	8,612,998,299	$–	$3,286,605	$(3,650,157)	$(361,052)
Sales of common stock for cash	–	–	–	–	2,042,146,825	–	801,966	–	801,966
Change in par value of common stock	–	(2,500)	–	–	–	–	2,500	–	–
Exchange of Series B Preferred Stock for common stock	–	–	1,000	–	(595,467,205)	–	–	–	–
Net loss	–	–	–	–	–	–	–	(1,032,579)	(1,032,579)

Balance - May 31, 2023	2,500,000	$–	1,000	$–	10,059,677,919	$–	$4,091,071	$(4,682,736)	$(591,665)

Balance - May 31, 2023	2,500,000	$–	1,000	$–	10,059,677,919	$–	$4,091,071	$(4,682,736)	$(591,665)
Sales of common stock for cash	–	–	–	–	272,071,428	–	70,000	–	70,000
Issuance of common stock for service	–	–	–	–	100,000,000	–	75,000	–	75,000
Issuance of common stock for employees	–	–	–	–	–	–	37,997	–	37,997
Rescission of common stock sale	–	–	–	–	–	–	(19,000)	–	(19,000)
Net loss	–	–	–	–	–	–	–	(651,345)	(651,345)
			–	–
Balance - May 31, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$–	$4,255,068	$(5,334,081)	$(1,079,013)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2024

Note 1 – Organization and Business

Organization and Operations

Cannabis Bioscience International Holdings, Inc., a Colorado corporation (the “Company”), was formed on February 28, 2003, as a limited liability company named Fidelity Aircraft Partners LLC. On December 16, 2004, it converted to a corporation under the name Fidelity Aviation Corporation, and on August 24, 2009, it changed its name to China Infrastructure Construction Corp. On February 28, 2018, the Company changed its name to Hippocrates Direct Healthcare, Inc.; on July 4, 2018, it resumed the name China Infrastructure Construction Corp. On December 6, 2022, it changed its name to its present name. The Company provides educational systems focused on medical cannabis in cities throughout the United States and six countries in Latin America. The Company provides services in therapeutic areas of clinical trials and services relating to sleep disorders through its sleep center in Houston, Texas. The Company offered concierge medicine at an affordable price through a membership-based model through its wholly owned subsidiary, Hippocrates Direct Healthcare, LLC, a Texas limited liability company, formed on September 11, 2017; this business was discontinued during the quarter ended August 31, 2020. The Company operated a sleep center, which diagnosed sleep-related disorders, through its subsidiary, Alpha Fertility and Sleep Center, LLC, a Texas limited liability company; its operations were terminated on April 30, 2023.

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The financial statements and notes thereto have been prepared by management using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired. The Company had no investment securities that were deemed cash equivalents at May 31, 2024, and May 31, 2023, respectively.

Accounts Receivable

Included in accounts receivable on the balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, there was no allowance for doubtful accounts at May 31, 2024, and May 31, 2023.

Revenue Recognition

The Company follows the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that it expects to receive for them.

Under ASU No. 2014-09, the Company recognizes revenue when a customer obtains control of promised goods or services or when they are shipped to a customer in an amount that reflects the consideration that it expects to receive in exchange for them. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (a) it identifies a contract with a customer; (b) it identifies the performance obligations in the contract; (c) it determines the transaction price; (d) it allocates the transaction price to the performance obligations in the contract; and (e) it recognizes revenues when (or as) it satisfies its performance obligation.

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

Our significant payment terms for customer contracts vary based on the revenue stream. Franchising business clients are required to advance a percentage of the franchise fee upon acceptance of the contract. These advances, when received, are accounted for as contract liabilities on the consolidated balance sheet and are subsequently recognized in revenue when they are earned. Contracts for clinical trials typically provide for progress payments based on the number of patients seen, with final payments generally due within 30 days upon completion of work or the termination of the contract. Revenue is recognized when all performance obligations under the terms of a contract are satisfied. The Company requires advance payments from its consulting customers and these payments are recorded as contract liabilities on the consolidated balance sheet until service is performed and revenue is recognized. These advance payments are not treated as financing components based on the guidance in ASC 606-10-32-196-16 and -17, whereby the timing of when services are provided is at the discretion of the customers or a substantial amount of the consideration promised by the customer is variable and not in the control of the customer or the Company.

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

Remaining Performance Obligations

The Company follows ASC 606, which requires the allocation of the transaction price to the remaining performance obligations of a contract and applies a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less. As of May 31, 2024, and May 31, 2023, the Company had no remaining performance obligations.

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

Cash Flows

The Company follows ASU 2016-18, “Statement of Cash Flows (Topic 230),” requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The provisions of this guidance are to be applied using a retrospective approach, which requires the application of the guidance for all periods presented.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, which provides guidance as to the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in its unaudited financial statements, under which a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

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

Loss per Share

The Company computes basic earnings per share amounts in accordance with Accounting Standards Codification Topic 260, “Earnings per Share.” Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At May 31, 2024, and May 31, 2023, the Company had no dilutive securities.

Recently Issued Accounting Standards

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The accompanying audited financial statements have been prepared in conformity with U.S. GAAP, which contemplates the Company’s continuation as a going concern in accordance with ASC 240-40-50. The Company’s history of recurring losses, negative working capital and negative cash flows from operating activities raises substantial doubt about its ability to continue as a going concern. The Company has not generated any profits since inception and its current cash balances will not meet its working capital needs. At May 31, 2024, the Company had a net loss from operations of $486,140, net cash used in operations of $479,382, a working capital deficit of $860,417 and an accumulated deficit of $5,334,081.

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

The Company’s EIDL loans were recorded in the balance sheet as follows:

	May 31,
	2024	2023
SBA (EIDL) current portion	$7,054	$14,592
SBA (EIDL) noncurrent portion	249,361	249,500
	$256,415	$264,092

Short-Term Loans

The Company has borrowed money and entered into agreements under which it sold receivables to third parties. In accordance with ASC 470, these agreements are treated as loans encumbering the receivables of the Company in the event of default and are accounted for as a debt, such that payments are allocated to principal and interest expense as they are made. These borrowings and agreements are as follows:

•

In May 2022, the Company entered into a financing agreement with an unrelated party for a loan of $50,000 at an annual interest rate of 20.9%, to be repaid at the rate of $1,218 per week for one year. At May 31, 2024, the balance of this loan, including interest, was $54,029. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	In January 2023, the Company entered into a financing agreement with an unrelated party for a loan of $20,000, bearing interest at the rate of 33.5% per annum, to be repaid at the rate of $1,874 per month. The outstanding balance at May 31, 2024, was $1,674. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	In April 2023, the Company entered into a financing agreement with an unrelated party for a loan of $37,475, bearing interest at the rate of 19% per annum, to be repaid at the rate of $1,718 per month. The outstanding balance at May 31, 2024, was $26,300. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•

On August 8, 2022, the Company entered into a financing agreement (the “AF Agreement”) with an unrelated party for a loan of $45,000 at an annual interest rate of 26.4%, to be repaid at the rate of $6,114 per week for 20 weeks, On October 17, 2022, this loan was refinanced to include an additional $10,000, such that it bears interest at an annual interest rate of 26.4%, to be repaid at the rate of $3,057 per week for four weeks. On December 20, 2022, the loan was increased to $76,000 and the financing agreement was modified such that the loan bears interest at an annual interest rate of 26.4% and is to be repaid at the rate of $6,114 per week for 17 weeks. The balance of this loan at May 31, 2024, including interest, was $38,638. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	On June 29, 2022, the Company borrowed $12,500 from an unrelated party at an annual interest rate of 14%. This loan is payable at the weekly rate of $589 for 24 weeks. On October 13, 2022, an additional loan of $6,304 was obtained with a weekly payment of $297 for 24 weeks. At May 31, 2024, the balance of this loan, including interest, was $15,073. Payments under this loan are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	On August 3, 2022, the Company borrowed $15,000 from an unrelated party at an annual interest rate of 42.5%, repayable at the rate of $1,188 per month for 18 months. At May 31, 2024, the balance of this loan, including interest, was $15,553. Payments under this loan are in arrears and the Company is negotiating with the unrelated party to reschedule them.

See Note 11 for information regarding a promissory note made by the Company in favor of a related party and cash advances made during the year ended May 31, 2024, by the officers of the Company.

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

The following amounts related to leases were recorded in the balance sheets:

	May 31,
	2024	2023
Right-of-use asset	$43,150	$155,387
Less: Accumulated amortization	(7,480)	(131,467)
Right-of-use asset, net	$35,670	$23,920

Lease liabilities – current	$21,877	$4,435
Lease liabilities – noncurrent	4,906	–
	$26,873	$4,435

The Company reimburses for an office space operating lease under a month-to-month arrangement, payable at the discretion of management.

The Company’s total operating lease expenses were $86,730 and $71,942 during the years ended May 31, 2024, and May 31, 2023, respectively. See Note 10 for additional lease information.

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

The table below summarizes the Company’s disaggregated revenue information:

	Year Ended May 31,
	2024	2023
Clinical trials	$213,865	$267,220
Consulting fees	28,641	8,333
Video Course	–	2,497
Seminar fees	1,925	16,433
Royalty	–	42
Merchandise	4,410	22,300
Total revenue	$248,841	$316,825

Cost of revenue consists of third-party costs associated with patient stipends, sleep study fees and audio/video fees. At May 31, 2024, and May 31, 2023, cost of revenue totaled $45,599 and $93,450, respectively.

Note 7 – Stockholders’ Deficiency

The Company is authorized to issue 20,010,000,000 of capital stock, of which 20,000,000,000 shares are Common Stock, without par value, and 10,000,000 are preferred stock, issuable in series.

Preferred Stock

The Company has designated 2,500,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”). Until July 20, 2022, each share had a par value of $0.001; on that date, the Company amended its articles of incorporation to provide that each such share has no par value. Under this amendment, (i) Series A Stock is entitled to receive dividends on the shares of Common Stock into which such shares are convertible, (ii) has the voting power of the number of shares of Common Stock into which such shares are convertible, (iii) is redeemable at the option of the Company for a redemption price equal to the number of shares of Common Stock into which the redeemed shares are convertible and (iv) are senior to the Common Stock and junior to the Series B Convertible Preferred Stock described below. At May 31, 2024, and May 31, 2023, there were 2,500,000 shares of Series A Stock issued and outstanding.

On July 20, 2022, the Company designated a series of preferred stock, named Series B Preferred Convertible Preferred Stock, comprising 1,000 shares (“Series B Preferred”). The shares of this series have no par value, are not entitled to dividends, have no liquidation rights, are not redeemable, are not convertible, have 60% of the Company’s voting power and rank senior to the Common Stock and Series A Convertible Preferred Stock. The 1,000 preferred shares were issued in exchange for Common Stock to a related party. The Company has deemed the value of the preferred and common shares to be the same, resulting in no change to additional paid-in capital. At May 31, 2024, and May 31, 2023, there were 1,000 shares of Series B Preferred issued and outstanding.

Common Stock

During the year ended May 31, 2024, the Company sold 272,071,428 shares of Common Stock for $70,000 and during the year ended May 31, 2022, the Company sold 2,042,146,825 shares of Common Stock for $801,966.

During the year ended May 31, 2024, the Company issued 100,000,000 shares of Common Stock for services rendered. These shares had a market value of $75,000 on the date of their issuance.

At May 31, 2024, and May 31, 2023, respectively, there were 10,431,749,347 and 10,059,677,919 shares of Common Stock issued and outstanding.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, making significant changes to the Code. These changes included a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. The Tax Act did not give rise to any material impact on the balance sheets and statements of operations due to the Company’s historical worldwide loss position and the full valuation allowance on its net U.S. deferred tax assets. The reconciliation of taxes at the federal and state statutory rate to the Company’s provision for income taxes for the years ended May 31, 2024, and May 31, 2023, was as follows:

May 31, 2024
Income tax expense (benefit) at the statutory rate	$1,120,157
Valuation allowance	(1,120,157)
Income tax expense per books	$–

May 31, 2023
Income tax expense (benefit) at the statutory rate	$979,658
Valuation allowance	(979,658)
Income tax expense per books	$–

Due to changes in ownership provisions of the income tax laws of the United States of America, net operating loss carryforwards of approximately $5,334,081 and $4,682,736 at May 31, 2024, and May 31, 2023, respectively, are subject to annual limitations for federal income tax reporting purposes. When a change in ownership occurs, the use of net operating loss carryforwards may be limited in future years. They generally expire 20 years from when incurred.

Income taxes for 2017 to 2024 remain subject to examination by the Internal Revenue Service.

Note 10 – Commitments and Contingencies

The Company leased premises of approximately 4,500 square feet located at 6201 Bonhomme Road, Suites 460S and 466S, Houston, Texas. The lease provided for a base rent of $3,382 per month, increasing to (i) $3,529 per month on July 1, 2020, (ii) $3,676.04 per month on July 1, 2021, and (iii) $3,823 per month on July 1, 2022, subject to CPI increase. On March 23, 2023, the Company amended the lease to extend its term to June 30, 2024, at a base rent of $4,779 per month. For information regarding the recording of the right-of-use asset and the lease liability in the balance sheets with respect to this lease, see Note 5. This lease was terminated effective May 1, 2024, and on that date, the Company leased premises of approximately 1,367 square feet located at 6201 Bonhomme Road, Suite 435N, Houston, Texas, under a lease dated April 12, 2024. This lease, which has a one-year term that commenced on May 1, 2024, provides for base rent of $1,631 per month.

Two of the Company’s officers leased 1,400 square feet in Houston, Texas, at 1625 Main St., Houston, Texas, under a lease the term of which commenced on March 15, 2023, and expired on September 14, 2023, at a rent of $3,168 per month. These officers made a portion of these premises available to the Company for use as office space, for which the Company paid them $2,817 per month. These officers entered into a new lease for these premises, which commenced on September 15, 2023, and will expire on September 14, 2024, at a rent of $3,164 per month and they made a portion of these premises available to the Company for use as office space, for which the Company is paying them $2,817 per month.

Note 11 – Related Party Transactions

See Note 10 for information respecting the lease of real property to the Company by two of its officers.

On April 26, 2024, the Company made a promissory note in the principal amount of $291,451 in favor of a related party. This note matures on April 25, 2025, bears interest at the rate of 10% per annum and is repayable in 10 monthly installments of $29,145. Events of default include failure to pay principal or interest when due, breach of covenant, breach of representation and warranty, assignment for the benefit of creditors or appointment of a receiver, bankruptcy and cessation of operations. The Jones Note replaces promissory notes previously made by the Company in favor of the related party.

During the year ended May 31, 2023, the Company received cash advances from related parties of $101,335 for use as working capital.

The balance of related party liabilities outstanding to certain shareholders totaled $503,214 and $105,173 at May 31, 2024, and May 31, 2023, respectively.

Note 12 – Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Note 13 – Concentration of Risk

The Company had revenue, of $248,841 and $316,825 for the years ending May 31, 2024, and May 31, 2023, respectively.

The Company had two customers that provided 82% of gross revenue for the year ended May 31, 2024, and three customers that provided 84% of gross revenue for the year ended May 31, 2023.

Note 14 – Subsequent Events

In previous years, the COVID-19 pandemic had a material adverse effect on the Company’s educational business because governmental measures that we imposed to control it resulted in the closing of classrooms and other educational venues, and also hindered the Company’s franchising and consulting activities. The Company believes that its operations are no longer affected by the pandemic.

On May 13, 2024, the Company agreed to settle $38,638 owing under the AF Agreement in consideration of a payment of $15,000, which the Company made on June 12, 2024. Under ASC 470-50-40, the fair value of extinguished debt, less the fair value of the payment, is to be treated as gain. Accordingly, $23,638 will be recorded in the Company’s consolidated statement of operations for the quarter ended August 31, 2024, as Other Income – Forgiveness of Debt.

On August 11, 2024, the Board authorized the issuance of 125,000,000 shares of Common Stock to a related party on May 31, 2025, May 31, 2026, May 31, 2027, and May 31, 2028, in compensation for such services as an officer of the Company during the years then ended, if he is serving as treasurer on those dates.

On August 11, 2024, the Board authorized the issuance of 125,000,000 shares of Common Stock to a related party as compensation for his services as an officer of the Company for the year ended May 31, 2024, and the issuance of like amounts on May 31, 2025, May 31, 2026, and May 31, 2027, in compensation for such services during the years then ended, if he is serving as treasurer on those dates.

On August 12, 2024, the Company amended its amended and restated articles of incorporation to increase the number of shares designated Series A Preferred Stock from 1,000 to 2,000 and on August 11, 2024, the Board authorized the issuance of the 1,000 shares created by the amendment to a related party and the shares were issued by operation of law.

On September 3, 2024, one of the Company’s officers entered into a new lease for the apartment at 1625 Main St., Houston, Texas (see Note 10). The term of the lease begins on September 15, 2024, and ends on August 14, 2025. The officer intends to make a portion of these premises available to the Company for use as office space, for which the Company will pay him $2,817 per month.

Management has evaluated all other subsequent events when these consolidated financial statements were issued and has determined that none of them requires disclosure herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the principal executive officer and principal accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as this term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of May 31, 2024. Based on this evaluation, the principal executive officer and principal accounting officer concluded that these disclosure controls and procedures were not effective as of that date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) accumulated and communicated to the Company’s management, including its the principal executive officer and principal accounting officer, in a timely manner to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Under the supervision and with the participation of management, including the principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2017 framework) (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was not effective as of May 31, 2024. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. As defined in Rule 12b-2 promulgated under the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s evaluation of its internal control over financial reporting identified the following material weaknesses in internal control over financial reporting as of May 31, 2024:

•	The Company has difficulty in accounting for complex transactions.
•	Documented processes do not exist for several key processes.
•	The Company lacks oversight by the Board because it has no directors who are independent of management and no audit committee.

Because of the material weaknesses noted above, the Company has concluded, based on COSO, that it did not maintain effective internal control over financial reporting as of May 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2024, that have materially affected, or are reasonably likely materially to affect, its internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because it is not required for the Company pursuant to the rules of the SEC.

Item 9B.	Other Information.

Clawback Policy

On August 11, 2024, the Company adopted its clawback policy, which is attached as Exhibit 97 to this Report.

Insider Trading Policy

On August 11, 2024, the Company adopted its insider trading policy, which is attached as Exhibit 19 to this Report.

Insider Trading Arrangements and Related Disclosure

During the three months ended May 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our officers and directors:

Name	Age	Position
Dante Picazo	68	Chief Executive Officer and Director
John Jones	59	Treasurer and Director
Jose Torres Torres	64	Secretary and Director

Each of our directors serves until his death, resignation or removal or until his successor is elected and qualified. Each of our officers is elected by the Board for a term of one year and serves until his successor is duly elected and qualified or until he dies, resigns or is removed. Our directors receive no compensation for their services as such. Mr. Picazo receives no compensation for his services as an officer. Mr. Jones receives compensation for his services as treasurer pursuant to the Jones Agreement. See “Certain Relationships and Related Transactions, and Director Independence – Certain Relationships and Related Transactions – Jones Agreement.” Mr. Torres Torres will receive compensation for his services as treasurer. See “Certain Relationships and Related Transactions, and Director Independence – Certain Relationships and Related Transactions – Issuance of Shares to Officer.”

Biographical Information Regarding Officers and Directors

Dante Picazo

Mr. Picazo has been the chief executive officer and a director of the Company since the merger of PUI into the company on December 19, 2019, and was the co-founder of PUI, serving as one of its directors and as its chief executive officer and president from its incorporation in 2009 to that merger.

He has 45 years of experience in operating and growing from concept to profitability, originating marketing and branding efforts, leading to initial public offerings for three companies.

He graduated from Cornell University School of Hotel Administration, AMP in Ithaca, N.Y., and is fluent in three languages.

Mr. Picazo’s control of the Company through his ownership of its capital stock, together with his knowledge of the Pharmacology University Business and his extensive experience in international business and finance, led to the conclusion that he should serve as a member of the Board.

John Jones

On August 11, 2024, Mr. Jones was appointed by the Board to fill the vacancy in the Board created by the death of Henry Levinski on December 29, 2023, and as the Company’s treasurer.

He has 35 years of experience as senior executive in the food services industry.

Mr. Jones is 59 years of age.

Mr. Jones’ ownership of a significant portion of the Company’s capital stock, together with his extensive experience in business, and his willingness to assist the Company in raising equity capital, led to the conclusion that he should serve as a member of the Board.

Jose Torres

Dr. Torres has served as a director and national medical director of the Company since the merger of PUI into the company on December 19, 2019. He served in like positions with PUI until the merger. He is board-certified in General and internal medicine and is an Anti-aging medicine Specialist with 35 years of medical practice experience.

He received his medical degree from the Autonomous University of Guerrero in Chilpancingo, Guerrero, Mexico, and completed a residency in internal medicine residency at Caguas Regional Hospital in Puerto Rico. He is certified in urgent care and by World Link Medical. He is a Member of the American College of Physicians, the Puerto Rico College of Physicians and the American Academy of Cannabinoid Medicine. He is an expert in the medical uses of cannabis and is involved in research respecting its use in treating several medical conditions, including sleep disorders, pain management, treatment of nausea and vomiting associated with cancer and chemotherapy, asthma and other bronchial ailments, and decreased libido.

Mr. Torres’ experience with the medicinal use of cannabis and with sleep disorders led to the conclusion that he should serve as a member of the board.

Code of Conduct

The Board has adopted a Code of Conduct, which is applicable to all of the Company’s employees, officers (including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), directors, agents and other parties acting on its behalf. A copy of this Code has been filed as an exhibit to this Report and is posted on the Company’s website at www.cbih.net. The Code may also be viewed by accessing the Company’s public filings at the SEC’s website at www.sec.gov. A copy of the Code will be provided without charge upon request by mail at the Company’s address shown on the cover page of this Report, to the attention of the chief executive officer.

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on its website at www.cbih.net or by filing a Current Report on Form 8-K in relation to such amendment or waiver.

Clawback Policy

The Board has adopted a Clawback Policy that requires that, in the event of an Accounting Restatement, the Company will reasonably promptly recover Erroneously Awarded Compensation after an Accounting Restatement from executive officers. An “Accounting Restatement” is an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. “Erroneously Awarded Compensation” means the amount of incentive-based compensation received by him as an executive officer, that exceeds the amount of incentive-based compensation that he otherwise would have received had it been determined based on the restated amounts, computed without regard to any taxes paid. The Company has delivered no compensation that is subject to recovery under this policy.

Insider Trading Policy

The Board has adopted an Insider Trading Policy to promote compliance by officers, directors, employees and certain other persons who are aware of material nonpublic information about the Company with laws that prohibit them from trading in its securities or providing material nonpublic information to persons who may trade on the basis of that information. A copy of the Insider Trading Policy has been filed as an exhibit to this Report.

Item 11.	Executive Compensation.

Compensation of Officers

The following table sets forth information concerning all compensation awarded to, earned by, or paid to our principal executive officer, who was our only executive officer serving on May 31, 2024, for the fiscal years ended May 31, 2024, and May 31, 2023.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dante Picazo	2024	24,500	–	–	–	–	–	–	24,500
PEO and PFO	2022	24,500	–	–	–	–	–	–	25,000

Compensation Discussion and Analysis

The Company has determined the amount paid as salary to Mr. Picazo based solely on the Company’s ability to pay. The Company believes that his salary is substantially lower than he could earn in an equivalent position at another company and that he has elected to receive his salary and remain with the Company because his equity position in the Company, his belief in the prospects of the Company and intangible reasons of which the Company may not be aware. The Company believes that it needs to be able to provide competitive compensation to Mr. Picazo, as well as to persons that it hires in the future, but will not be able to do so until it can generate materially increased revenue. Until then, the Company is subject to the risk that Mr. Picazo or persons that it may hire in the future will seek employment elsewhere. The Company has adopted its 2022 Equity Incentive Plan (see “Incentive Plan”) and may explore the adoption of plans that will enable it to reward and retain the loyalty of Mr. Picazo and other employees through awards of share-based compensation, such as stock options, restricted stock and restricted stock units.

Incentive Plan

General Information

On July 20, 2022, the Board adopted, and the shareholders approved, the 2022 Equity Incentive Plan (the “Incentive Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, and performance awards to directors, officers, employees and consultants (“Grantees”). The Incentive Plan is administered by the Board, which has the authority, among other things, to select eligible persons to receive awards and determine the terms of awards.

The Company will recognize as share-based compensation expense all share-based payments to Grantees over the requisite service period (generally the vesting period) in its consolidated statements of income based on the fair values of the awards that are ultimately expected to vest. As a result, for most awards, recognized share-based compensation expense will be reduced for estimated forfeitures prior to vesting, primarily based initially on the judgment of management and thereafter, estimated forfeitures will be reassessed in subsequent periods based on facts and circumstances. As no awards were made under the Incentive Plan during the periods covered by the consolidated financial statements included in this Report, no expense for share-based compensation was recorded therein.

The Company adopted the Incentive Plan because it believes that long-term incentives for Grantees will be a significant factor in generating returns for its shareholders based upon the Incentive Plan’s ability to focus on long-term performance. By providing grantees with opportunities to acquire a meaningful equity stake in the Company, it can better align their interests with those of its shareholders and create value for them.

The Company expects to make periodic awards to its executive officers, employees and consultants, as well as awards in connection with promotions or new hires, the occurrence of significant events or to promote retention of employees.

Awards will generally be subject to time- or performance-based vesting over periods determined by the Board. Performance-based goals will be determined by the Board. We believe that performance-based awards will encourage Grantees to achieve key strategic objectives and maximize value creation for our shareholders.

No awards have been made as of the date of this Report.

Provisions of the Incentive Plan

The following is a description of the material terms of the Incentive Plan, which is not a complete description and is qualified in its entirety by reference to the Incentive Plan, which is filed as an exhibit to this Report.

Authorized shares. Subject to adjustment in certain events, the maximum number of shares of Common Stock that may be issued in satisfaction of awards is 600,000,000. As of the date of this Report, no awards had been granted.

Eligibility. The Board may select participants from among employees and directors of and consultants to the Company.

Types of awards; vesting. The Incentive Plan provides for various awards, including incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards and cash. The Board has the authority to determine the vesting schedule applicable to each award and to accelerate the vesting or exercisability of any award.

Termination of awards.

Unless otherwise provided in an award agreement, upon termination of employment or service, a participant’s options and SARS will terminate and the participant will have no further right, title or interest therein, the shares of Common Stock subject thereto or any consideration in respect thereof. If employment or service terminates otherwise than for cause, the Participant may exercise his Option or SAR to the extent vested, but only within the following period or, if applicable, such other period provided in the Award Agreement.

Except as otherwise provided in the Award Agreement or other written agreement, if a Participant’s continuous service terminates for any reason, (i) the Company may receive through a forfeiture condition or a repurchase right any or all of the shares of Common Stock held by the participant under his restricted stock award that have not vested as of the date of such termination as set forth in such agreement and (ii) any portion of his RSU award that has not vested shall terminate upon such termination and he shall have no further right, title or interest in the RSU award, the shares of Common Stock issuable pursuant thereto the RSU Award or any consideration in respect thereof the RSU.

Except as provided in an award agreement, in the event of a dissolution or liquidation of the Company, outstanding awards (other than those consisting of vested and outstanding shares of Common Stock not subject to a forfeiture condition or the Company’s right of repurchase) shall terminate prior to the completion of such dissolution or liquidation, and the shares of Common Stock subject to the Company’s repurchase rights or subject to a forfeiture condition may be repurchased or reacquired by the Company, provided that the Board may cause some or all expired or terminated Awards to become fully vested, exercisable or no longer subject to repurchase or forfeiture before the dissolution or liquidation is completed but contingent on its completion.

Transferability.

Options and SARs may not be transferred to financial institutions for value and the Board may impose such additional limitations on the transferability of an option or SAR as it determines. In the absence of any such determination, the following restrictions shall apply (provided that, except as explicitly provided in the Incentive Plan, an option or a SAR may not be transferred for consideration and, if an option is an ISO, it may be deemed to be a nonstatutory stock option as a result of such transfer):

An option or SAR shall not be transferable, except by will or by the laws of descent and distribution, and shall be exercisable during the lifetime of a participant only by him (provided that, in certain cases, the Board may permit the transfer of an Option or SAR in a manner that is not prohibited by applicable tax and securities laws upon the Participant’s request, including to a trust if the Participant is considered to be the sole beneficial owner of such trust (as determined under Section 671 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and applicable state law) while such Option or SAR is held in such trust, provided that the Participant and the trustee enter into a transfer and other agreements required by the Company.

Subject to the execution of transfer documentation in a format acceptable to the Company and subject to the approval of the Board or a duly authorized officer, an Option or SAR may be transferred pursuant to a domestic relations order.

Corporate transactions. In the event of certain corporate transactions (including merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, stock split, reverse stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure), the Board shall appropriately and proportionately adjust (a) the class or classes and the maximum number of shares of Common Stock subject to the Plan, (b) the class or classes and the maximum number of shares that may be issued pursuant to the exercise of ISOs and (c) the class or classes and the number of securities and exercise price, strike price or purchase price of Common Stock subject to outstanding Awards.

Acceleration. The Board may accelerate the time at which an award may first be exercised or the time during which an award or any part thereof will vest.

Change in control. In the event of a change in control of the Company (as defined in the Incentive Plan), the Board shall have discretion (i) settle awards for an amount of cash or securities equal to their value, where in the case of options and SARs, the value of such Awards, if any, shall be equal to their in-the-money spread value (if any), as determined in the sole discretion of the Board, (ii) arrange for the surviving corporation or acquiring corporation (or its parent company) to assume or continue the award or to substitute a substantially similar award, (iii) arrange for the assignment of any reacquisition or repurchase rights held by the Company in respect of Common Stock issued pursuant to the award to the surviving corporation or acquiring corporation (or its parent company), (iv) modify the terms of awards to add events, conditions or circumstances (including termination of employment within any specified period after a change in control) upon which the vesting of such awards or lapse of restrictions thereon shall accelerate or deem any performance conditions satisfied at target, maximum or actual performance through closing or provide for the performance conditions to continue after closing, (v) arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by the Company with respect to awards, (vi) cancel or arrange for the cancellation of awards, to the extent not vested or not exercised prior to the effective time of the change in control, in exchange for such cash consideration, if any, as the Board may consider appropriate, or(vii) provide that, for at least 20 days prior to the change in control, any Options or SARs that would not otherwise become exercisable prior thereto shall be exercisable as to all shares of Common Stock subject thereto, contingent upon and subject to the occurrence of the change in control, and that any options or SARs not exercised prior to the consummation of the change in control shall terminate and be of no further force and effect as of the consummation thereof.

Amendment and termination. The Board may amend the Incentive Plan or outstanding awards, except that it may not materially impair the rights and obligations under any award except with the written consent of the affected participant.

Retirement, Resignation or Termination Plans

We have or sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Pension Benefits

The Company has no plan under which retirement payments and benefits, or payments and benefits that will be provided primarily following retirement may be or have been or may be paid.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company has no defined contribution or other plan that provides for the deferral of compensation.

Potential Payments upon Termination or Change-in-Control

The Company is not a party to any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment to any of its executive officers at, following or in connection with any termination, including without limitation resignation, severance, retirement or constructive termination, or a change in control of the Company or a change in any of their responsibilities.

Compensation of Directors

The directors receive no compensation for their services as such.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information with respect to the beneficial ownership of Common Stock by the following (i) each of our named executive officers, (ii) each of our directors, (ii) all directors and executive officers as a group, (iii) each person known to beneficially own more than 5% of Common Stock (excluding the Selling Stockholders) and (iv) the Selling Stockholders. The amounts and percentages of shares of Common Stock beneficially owned are reported as required by the SEC’s rules respecting the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a “beneficial owner” of a security if he has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security and is also deemed to be a beneficial owner of any securities of which he has a right to acquire beneficial ownership within 60 days after the determination date. Securities that can be so acquired are deemed to be outstanding for purposes of determining such person’s ownership percentage, but not for purposes of determining any other person’s ownership percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities in which he has no economic interest.

Name and Address of Beneficial Owner[1]	Title of Class or Series	Number of Shares Beneficially Owned		Percent of Outstanding Shares
Dante Picazo	Common Stock	4,002,611,700	[2]	38.7	[3]
	Series A Preferred	2,000,000		80.0
	Series B Preferred	1,000		50.0
John Jones	Common Stock	1,103,888,888			[3]
	Series B Preferred	1,000		50.0
Jose A. Torres Torres	Common Stock	40,000,000		10.6	[3]
All directors and executive officers as a group (3 persons):	Common Stock	5,146,500,888		49.3	[3]
	Series A Preferred	2,000,000		80.0
	Series B Preferred	2,000		100.0
Ibeth Coralles	Common Stock	625,000,000		5.9	[3]

(1) The address for each person is c/o Cannabis Bioscience International Holdings, Inc., 6201 Bonhomme Road, Suite 435N, Houston, TX 91789.

(2) Based on 10,431,749,347 shares of Common Stock outstanding on the date of this Report, plus the 2,500,000 shares of Common Stock into which the outstanding shares of Series A Preferred Stock are convertible, totaling 10,434,249,347 shares of Stock. Mr. Picazo has the right to acquire 2,000,000 of the shares of Common Stock into which the outstanding shares of Series A Preferred Stock are convertible.

(3) Includes 117,000 shares of Common Stock beneficially owned together with another person.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Affiliate Loan.

The Company made a promissory note in the principal amount of $291,451 in favor of John Jones and Barbara Kamienski (the “Jones Note”). The Jones Note matures on April 25, 2025, bears interest at the rate of 10% per annum and is repayable in 10 monthly installments of $29,145. Events of default include failure to pay principal or interest when due, breach of covenant, breach of representation and warranty, assignment for the benefit of creditors or appointment of a receiver, bankruptcy and cessation of operations. The Jones Note replaces promissory notes previously made by the Company in favor of Mr. Jones and Ms. Kamienski. Certain provisions of the Jones Note have been modified. See “The Jones Agreement,” immediately below. A copy of the Jones Note is annexed to this Report as Exhibit 10.17 and the description of its provisions is qualified in its entirety by reference thereto.

The Jones Agreement.

Pursuant to the Jones Agreement, (i) Mr. Jones agreed make a payment of $37,500, due on September 15, 2024, under a Securities Purchase Agreement, dated as of March 14, 2024, by and between the Company and 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Diagonal SPA”), (ii) Jones and Kamienski agreed to reduce (A) the rate of interest on the Jones Note to 2.5% monthly, effective as of the date of its making, and (B) establish a monthly payment of $5,000 until the Jones Note is paid in full, (iii) the Company, agreed to appoint Jones as a and treasurer of the Company, (iv) in consideration of Jones’ services as treasurer the Company agreed to issue to Jones 125,000,000 shares of its Common Stock on each of May 31, 2025, May 31, 2026, May 31, 2027, and May 31, 2028, provided that he is serving as treasurer on those dates and (v) Jones agreed that, in consideration of 1,000 shares of Series B Preferred Stock, during a period ending on the first anniversary of the Jones Agreement, he will make efforts to raise $250,000 in equity for the Company on terms satisfactory to it.

A copy of the Jones Agreement is annexed to this Report as Exhibit 10.13 and the description of its provisions is qualified in its entirety by reference thereto.

The Vita Agreement.

On May 1, 2024, Vita Biotech Research LLC (“Vita”) and Alpha Research Institute LLC (“Alpha”), the Company’s wholly owned subsidiary, entered into a Master Research Agreement (the “Vita Agreement”), under which Vita engaged Alpha to conduct several clinical trials for the Vita for the purpose of collecting and providing medical data to be used in the creation of vitamins, nutraceuticals and all other general medicinal development, as long as doing so is within the legal parameters permitted in Texas and Colombia and other countries, determined by one or both of the parties.

Under this agreement, Alpha is required to have at least one of its physicians serve as the principal investigator for each collection initiative, with one or more subinvestigators assigned thereto. No physician shall serve as principal investigator or subinvestigator without Alpha’s consent. The Institution shall cause each principal investigator and each subinvestigator to conduct the collection Initiatives in strict adherence to the relevant protocol. Alpha will establish the terms under which confidential information will be shared and protected. Alpha will make the principal investigator and all subinvestigators, employees, contractors, and agents of Alpha who are to perform any work in connection with a collection initiative aware of the obligations contained in the Vita Agreement and the applicable work orders and will bind them thereto. Vita is solely responsible for developing protocols.

Because the data recollected from biospecimens is experimental and may have unknown characteristics, Alpha is obligated to use prudence and reasonable care in their use, handling, storage, transportation, disposition, and containment and has agreed that it will be legally responsible for the data collected from biospecimens until the Vita or a downstream researcher takes custody of them, in accordance with a work order. Because the collection and transfer of biospecimens and associated data is highly sensitive, Alpha has warranted that biospecimens have been or will be collected, processed, tracked, stored, de-identified and transported in a manner appropriate to ensure compliance with the ethical regulations and guidelines established by the Declaration of Helsinki (2013), the recommendations of the International Society for Biological and Environmental Repositories, all requirements of an IRB, all applicable international and national (including state and local) laws, rules, regulations, ethical standards, including applicable privacy and patient confidentiality laws that exist where Alpha operates. Alpha will require the Principal Investigator or applicable Subinvestigators to report any adverse events experienced by a subject as a result of his participating in a collection initiative to both parties within forty-eight (48) hours of learning of such event and to be recorded.

Vita will pay Alpha $50,000 monthly, payment to be made within 30 days of receipt of the invoice (issued after all patients have been collected). All payments are contingent upon acceptance of the biospecimens and associated data. Termination

The Vita Agreement commenced on May 1, 2024, and has a term of 4 months. It will automatically renew for additional 4-month terms unless either party gives notice of termination at least 30 days before the end of the then current term.

A copy of the Vita Agreement is annexed to this Report as Exhibit 10.15 and the description of its provisions is qualified in its entirety by reference thereto.

Issuance of Shares to Officer.

On August 11, 2024, the Board adopted resolutions authorizing the issuance of 125,000,000 shares of Common Stock to Jose Torres Torres in compensation for his services as secretary of the Company for the year ended May 31, 2024, and like amounts on May 31, 2025, May 31, 2026, and May 31, 2027, in compensation for such services during the years then ended, if he is serving as secretary on those dates.

Advances

The Company has from time to time. received advances from Dante Picazo, its chief executive officer, and Henry Levinski, its former vice president. All of these advances are non-interest-bearing and have no set maturity date. The Company expects to repay these advances when funds become available. During the years ended May 31, 2024, and May 31, 2023, the Company received and repaid advances as follows:

	Dante Picazo	Henry Levinski
Balance at May 31, 2023	$(45)	15,883
Year ended May 31, 2023:
Amounts advanced	12,530	86,440
Amounts repaid	–	(9,860)
Balance at May 31, 2023	$12,485	$92,643
Year ended May 31, 2024
Amounts advanced	100	4,420
Amounts repaid	–	–
Balance at May 31, 2024	$12,585	$97,063

Since May 31, 2024, Mr. Picazo has advanced $0 to the Company and has been repaid $0; Mr. Levinski’s estate has been repaid $0. At September 10, 2024, the balances that the Company owed to Mr. Picazo and Mr. Levinski’s estate were $12,585 and $97,063, respectively.

Apartment Lease

On September 3, 2023, Messrs. Picazo Levinski entered into a lease for 1,400 square feet in Houston, Texas, at 1625 Main St, Houston, Texas, the term of which commenced on September 15, 2023, and expired on September 14, 2024, at a rent of $3,164 per month and made a portion of these premises available to the Company for use as office space, for which the Company paid them $2,817 per month. The Company believes that the rental represents the fair market value of the space rented and that the amount that Messrs. Picazo Levinski is charging the Company for its use of a portion of the area occupied by them is proportional to the total area rented by them.

Director Independence

OTC Markets Group Inc. defines “independent director” as a person other than an executive officer or employee of a company or any other person having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out their responsibilities as a director. The persons who are not considered independent for purposes of this definition are (i) a director who is, or at any time during the past three years was, employed by the company; (ii) a director who accepted or has a family member who accepted any compensation from the company in excess of $120,000 during any fiscal year within the three years preceding the determination of independence, other than compensation for board or board committee service; compensation paid to a family member who is an employee (other than an executive officer) of the company or benefits under a tax-qualified retirement plan, or non-discretionary compensation or (iii) a director who is the family member of a person who is, or at any time during the past three years was, employed by the Company as an executive officer.

Inasmuch as all of the directors of the Company are employed by the Company as its officers, none of them is an independent director.

A director is not considered independent if he is also an executive officer or employee of the corporation.

Compensation Committee

The Company does not have a standing compensation committee or a committee performing similar functions because the Board believes that, in light of the Company’s early stage of development and the fact that its compensation structure is not complex, such a committee is not presently warranted. Accordingly, the whole Board participates in considering executive compensation and will do so if, in the future, directors are compensated for their services as such.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The Company was billed $17,500 and $25,000 by Victor Mokuolu, CPA PLLC (“VMCPA”), the Company’s independent registered public accounting firm and its principal accountant, for the years ended May 31, 2024, and May 31, 2023, respectively, for its professional services rendered for the audit of the Company’s annual financial statements, the review of the financial statements included in its quarterly reports on Form 10-Q or and other services normally provided in connection with its statutory and regulatory filings or engagements for those years.

Audit-Related Fees

The Company was billed $15,000 and $20,000 by VMCPA for audit-related fees for the years ended May 31, 2024, and May 31, 2023, respectively. Audit-related fees include fees for assurance and related services rendered by the principal accountant and which were reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

The Company was billed $0 for fees by VMCPA for professional services for tax compliance, tax advice and tax planning for the years ended May 31, 2024, and May 31, 2023.

Other Fees

There were no fees for professional services rendered by VMCPA during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

None of the above services was approved by an audit committee because the Board has no such committee. The Board has pre-approved all audit and permissible non-audit services provided by its principal accountant.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statements and Schedules. The following financial statements and schedules for the Company as of May 31, 2024, are filed as part of this report.

(a)	Consolidated Financial Statements of the Company.

See Item 8, Financial Statements and Supplementary Data – Index to Consolidated Financial Statements.

Financial statement schedules have been omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(b)	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Organization, filed with the Secretary of State of the State of Colorado on July 20, 2022.**
3.2	Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Colorado on December 6, 2022.**
3.3	Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Colorado on August 12, 2024.**
3.4	By-Laws. **
10.1	2022 Incentive Award Plan.+**
10.2	Lease, dated April 16, 2024, by and between 6201 Bonhomme, L.P. as landlord and the Registrant, as tenant.**
10.3	Apartment Lease, dated September 6, 2023, by and between SPUSG HSTN North Tower, as Lessor, and Dante Picazo and Henry Levinski, as tenants.*
10.4	U.S. Small Business Note, dated April 16, 2021, made by Elizabeth Hernandez and assumed by the Registrant.**
10.5	Forward Purchase Agreement (Fixed ACH Delivery), dated May 13, 2022, by and between Kapitos LLC and the Registrant.**
10.6	First Electronic Bank Revolving Credit Agreement, dated December 10, 2020, by and between Registrant and First Electronic Bank.**
10.7	Business Line of Credit Agreement, dated October 8, 2019, by and between Headway Capital, LLC and Pharmacology University, Inc.**
10.8	Future Receivables Sale and Purchase Agreement, dated as of August 8, 2022, by and between Park Avenue Funding and the Registrant.**
10.9	Clinical Trial Agreement, dated as of August 19, 2022, by and between Alpha Research Institute, LLC and Pharmaceutical Research Associates, Inc.**
10.10	Master Research Services Agreement, dated as of June 9, 2021, by and between the Registrant and SeraTrials, LLC and amendments thereto.**
10.11	Future Receipts Sale and Purchase Agreement, dated April 20, 2023, by and between Cloudfund LLC and the Registrant.**
10.12	Future Receivables Sale and Purchase Agreement, dated March 30, 2023, by and between Amerifund Group LLC and the Registrant.**
10.13	Agreement, dated July 26, 2024, by and among the Registrant, John Jones, Barbara Kamienski and Dante Picazo.+
10.14	Master Research Agreement, dated May 1, 2024, by and between Vita Biotech Research LLC and Alpha Research Institute LLC.**
10.15	Securities Purchase Agreement, dated March 14, 2024, by and between the Registrant and 1800 Diagonal Lending LLC.**
10.16	Promissory Note, dated March 14, 2024, made by the Registrant in favor of 1800 Diagonal Lending LLC.**
10.17	Promissory Note, dated April 30, 2024, made by the Registrant in favor of John Jones and Barbara Kamienski.*
10.18	Apartment Lease, dated September 3, 2024, by and between SPUSG HSTN North Tower, as Lessor, and Dante Picazo as tenant.*
14	Code of Conduct.**
19	Insider Trading Policy.**
21	Subsidiaries of the Registrant.**
31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer.*
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.*
97	Clawback Policy.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SC H	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

________________

*	Filed herewith
**	Filed previously
+	Management contract or compensatory plan.

(b)	Financial Statement Schedules.

All schedules are omitted because the required information is either not present, not present in material amounts or is presented within the consolidated financial statements included in this Report.

Item 16.	Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2024

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

/s/ Dante Picazo
Dante Picazo Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dante Picazo as his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dante Picazo	Director, Chief Executive Officer,	September 13, 2024
Dante Picazo	Principal Executive Officer and
Principal Financial Officer

/s/ John Jones	Director	September 13, 2024
John Jones

/s/ Jose A. Torres Torres	Director	September 13, 2024
Jose A. Torres Torres

