Form 10-Q
period 2024-08-31
Cannabis Bioscience International Holdings, Inc.
filed 2024-10-21
CIK 1411057

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,556,749,347 shares of common stock.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended August 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2024	May 31, 2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$969	$755
Accounts receivable	17,176	20,139
Other current assets	598	598
TOTAL CURRENT ASSETS	18,743	21,492
Right-of-use asset	27,537	35,670
TOTAL ASSETS	$46,280	$57,162

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$136,302	$196,088
Bank overdraft	1,548	2,408
Related party payables	572,339	503,214
Short-term loans (net of amortization of loan fees)	112,629	151,267
SBA loan – current	7,054	7,054
Lease liabilities – current	22,225	21,877
TOTAL CURRENT LIABILITIES	852,097	881,908

LONG-TERM LIABILITIES
SBA loan	249,500	249,361
Lease liabilities	–	4,906
TOTAL LONG-TERM LIABILITIES	249,500	254,267
TOTAL LIABILITIES	1,101,597	1,136,175

STOCKHOLDERS’ DEFICIENCY
Authorized 10,000,000 shares of preferred stock, without par value, of which 2,500,000 shares have been designated Series A Convertible Preferred Stock and 2,000 shares have been designated Series B Preferred Stock (2,000 and 1,000 shares outstanding at August 31, 2024, and May 31, 2024, respectively)	–	–
Common Stock, without par value: 20,000,000,000 shares authorized, of which 10,556,749,347 and 10,431,749,347 shares were issued and outstanding at August 31, 2024, and May 31, 2024, respectively.	–	–
Additional paid-in capital	4,355,068	4,255,068
Accumulated deficit	(5,410,385)	(5,334,081)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,055,317)	(1,079,013)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$46,280	$57,162

See accompanying notes to condensed consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,
	2024	2023
Revenues	$178,887	$72,821
Cost of revenues	8,362	8,820
Gross profit	170,525	64,001

Cost and expenses
General and administrative	61,296	48,083
Contract labor	45,873	95,654
Professional fees	36,570	62,394
Officer compensation	6,000	12,000
Share-based compensation	100,000	–
Rent and lease	18,248	20,953
Travel	142	1,701
Total operating expenses	268,129	240,785

Loss from operations	(97,604)	(176,784)

Other income (expense)
Forgiveness of debt	23,638	–
Interest expense	(2,339)	(5,005)
Total other income (expense)	21,299	(5,005)

Net loss	$(76,305)	$(181,789)

Average common stock outstanding	10,458,923,260	10,331,749,347

Average earnings (loss) per share	$(0.000007)	$(0.00002)

See accompanying notes to condensed consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED AUGUST 31, 2024

(Unaudited)

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance - May 31, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$4,255,068	$(5,334,081)	$(1,079,013)
Issuance of common stock for services	–	–	–	–	125,000,000	100,000	–	100,000
Issuance of shares of Series B Preferred	–	–	1,000	–	–	–	–	–
Net income for the quarter	–	–	–	–	–	–	(76,305)	(76,305)
Balance - August 31, 2024	2,500,000	$–	2,000	$–	10,556,749,347	$4,355,068	$(5,410,385)	$(1,055,317)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED AUGUST 31, 2023

(Unaudited)

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance - May 31, 2023	2,500,000	$–	1,000	$–	10,059,677,919	$4,091,071	$(4,682,736)	$(591,665)
Sales of common stock for cash	–	–	–	–	272,071,428	75,000	–	75,000
Rescission of share sale	–	–	–	–	–	(19,000)	–	(19,000)
Net loss for the quarter	–	–	–	–	–	–	(181,789)	(181,789)
Balance - August 31, 2023	2,500,000	$–	1,000	$–	10,331,749,347	$4,147,071	$(4,864,525)	$(717,454)

See accompanying notes to condensed consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended August 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(76,305)	$(181,789)
Adjustments to reconcile net loss:
Issuance of common stock for services	100,000	–
Amortization of right-of-use-asset and liability	(8,133)	(23,920)
Changes in assets and liabilities:
Accounts receivable	2,963	(17,444)
Accounts payable and accrued expenses	(59,786)	58,654
Deferred revenue	–	(8,333)
Bank overdraft	(860)	–
Lease liability	(4,558)	–
Related party payables	–	50,373
NET CASH PROVIDED BY (USED IN) OPERATIONS	(30,413)	(74,620)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	–	75,000
Rescission of shareholder stock purchase	–	(19,000)
Change in lease liability	–	(4,435)
Proceeds from (repayment of) short-term loans	(38,638)	33,481
Repayment of SBA loan	139	(14,592)
Proceeds from related party loan	69,126	–
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,627	70,453

NET INCREASE (DECREASE) IN CASH	214	(4,167)

CASH AT BEGINNING OF PERIOD	755	8,913

CASH AT END OF PERIOD	$969	$4,746

Supplemental disclosure of cash flow information
Cash paid for interest	$2,339	$5,005
Cash paid for taxes	$–	$–

See accompanying notes to condensed consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024
(Unaudited)

Note 1 – Organization and Operations

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

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared by management using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at August 31, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended August 31, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended May 31, 2024.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions. The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. Certain of these estimates could be affected by external conditions, including those unique to the Company’s businesses and general economic conditions. These external conditions could have an effect on the Company’s estimates that could cause actual results to differ materially from its estimates. Actual results could differ from those estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary. Significant estimates relied upon in preparing these statements include revenue recognition, accounts receivable reserves, accrued expenses, share-based compensation and the recoverability of the Company’s net deferred tax assets and any related valuation allowance.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired. The Company had no investment securities that were deemed cash equivalents at August 31, 2024, and May 31, 2024.

Accounts Receivable

Included in accounts receivable on the balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based upon experience and the judgment of management, there was no allowance for doubtful accounts at August 31, 2024, and May 31, 2024.

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

Our significant payment terms for customer contracts vary based on the revenue stream. Franchising business clients are required to advance a percentage of the franchise fee upon acceptance of the contract. These advances, when received, are accounted for as contract liabilities on the consolidated balance sheet and are subsequently recognized in revenue when they are earned. Contracts for clinical trials typically provide for progress payments based on the number of patients seen, with final payments generally due within 30 days upon completion of work or the termination of the contract. Revenue is recognized when all performance obligations under the terms of a contract are satisfied. The Company requires advance payments from its consulting customers and these payments are recorded as contract liabilities on the consolidated balance sheet until service is performed and revenue is recognized. These advance payments are not treated as financing components, based upon the guidance in ASC 606-10-32-196-16 and -17, whereby the timing of when services are provided is at the discretion of the customers, or a substantial amount of the consideration promised by the customer is variable and not in the control of the customer or the Company.

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

Remaining Performance Obligations

The Company follows ASC 606, which requires the allocation of the transaction price to the remaining performance obligations of a contract and applies a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less. At August 31, 2024, and May 31, 2024, the Company had no remaining performance obligations.

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

Income (Loss) per Share

The Company computes basic earnings per share amounts in accordance with Accounting Standards Codification Topic 260, “Earnings per Share.” (“ASC 260”) Under ASC 260, (i) basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period and (ii) diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At August 31, 2024, and August 31, 2023, the Company had no dilutive securities.

Recently Issued Accounting Standards

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the Company’s continuation as a going concern in accordance with ASC 240-40-50. The Company’s history of recurring losses, negative working capital and negative cash flows from operating activities raises substantial doubt about its ability to continue as a going concern. Until the quarter ended August 31, 2024, the Company had not generated any income since inception, and although the Company generated income during that quarter, its current cash balances will not meet its working capital needs. During the quarter ended August 31, 2024, the Company had net loss from operations of $97,604, net cash used in operations of $30,413, a working capital deficit of $833,355 and an accumulated deficit of $5,410,385.

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

The Company’s EIDL loans were recorded in the balance sheet as follows:

	August 31, 2024	May 31, 2024
SBA (EIDL) current portion	$7,054	$7,054
SBA (EIDL) noncurrent portion	249,500	249,361
	$256,554	$256,415

Short-Term Loans

The Company has borrowed money and entered into agreements under which it sold receivables to third parties. In accordance with ASC 470, these agreements are treated as loans encumbering the receivables of the Company in the event of default and are accounted for as a debt, such that payments are allocated to principal and interest expense as they are made. These borrowings and agreements are as follows:

•	In May 2022, the Company entered into a financing agreement with an unrelated party for a loan of $50,000 at an annual interest rate of 20.9%, to be repaid at the rate of $1,218 per week for one year. At August 31, 2024, the balance of this loan, including interest, was $54,209. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	In January 2023, the Company entered into a financing agreement with an unrelated party for a loan of $20,000, bearing interest at the rate of 33.5% per annum, to be repaid at the rate of $1,874 per month. The outstanding balance at August 31, 2024, was $1,674. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	In April 2023, the Company entered into a financing agreement with an unrelated party for a loan of $37,475, bearing interest at the rate of 19% per annum, to be repaid at the rate of $1,718 per month. The outstanding balance at August 31, 2024, was $26,300. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	On August 8, 2022, the Company entered into a financing agreement (the “AF Agreement”) with an unrelated party for a loan of $45,000 at an annual interest rate of 26.4%, to be repaid at the rate of $6,114 per week for 20 weeks, On October 17, 2022, this loan was refinanced to include an additional $10,000, such that it bears interest at an annual interest rate of 26.4%, to be repaid at the rate of $3,057 per week for four weeks. On December 20, 2022, the loan was increased to $76,000 and the financing agreement was modified such that the loan bears interest at an annual interest rate of 26.4% and is to be repaid at the rate of $6,114 per week for 17 weeks. On May 13, 2024, the Company agreed to settle $38,638 owing under the AF Agreement in consideration of a payment of $15,000, which the Company made on June 12, 2024. Under ASC 470-50-40, the fair value of extinguished debt, less the fair value of the payment, is to be treated as gain. Accordingly, $23,638 has been recorded in the Company’s consolidated statement of operations for the quarter ended August 31, 2024, as Other income (expense) – Forgiveness of debt.

•	On June 29, 2022, the Company borrowed $12,500 from an unrelated party at an annual interest rate of 14%. This loan is payable at the weekly rate of $589 for 24 weeks. On October 13, 2022, an additional loan of $6,304 was obtained with a weekly payment of $297 for 24 weeks. At August 31, 2024, the balance of this loan, including interest, was $15,073. Payments under this loan are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	On August 3, 2022, the Company borrowed $15,000 from an unrelated party at an annual interest rate of 42.5%, repayable at the rate of $1,188 per month for 18 months. At August 31, 2024, the balance of this loan, including interest, was $15,553. Payments under this loan are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	On March 14, 2024, the Company made a promissory note in the principal amount of $66,000 (the “Diagonal Note”) in favor of an unrelated party and received $50,000 after a discount of $11,000 and payment of fees of $5,000. This note was subject to an initial interest charge of $8,580. This note requires the Company to repay the holder in five installments, as follows: a payment of $37,290 on September 15, 2024, and payments of $9,322.50 on each of October 15, 2024, November 15, 2024, December 15, 2024, and January 15, 2025. The discount of $11,000 is recorded in the consolidated financial statement for the year ended May 31, 2024, as other income (expense) – loan discount and the fees under costs and expenses - $0. At August 31, 2024, the balance of this loan, including interest, was $74,850.

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

The following amounts related to leases were recorded in the balance sheets:

	August 31, 2024	May 31, 2024
Right-of-use asset	$35,017	$43,150
Less: Accumulated amortization	(7,480)	(7,480)
Right-of-use asset, net	$27,537	$35,670

Lease liabilities – current	$22,225	$21,877
Lease liabilities – noncurrent	–	4,906
	$22,225	$26,873

The Company reimburses a related party for an office space operating lease under a month-to-month arrangement, payable at the discretion of management. See Note 10.

The Company’s total operating lease expenses were $18,248 and $20,953 during the three months ended August 31, 2024, and August 31, 2023, respectively.

See Note 10 for additional lease information.

Note 6 – Revenue

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

The table below summarizes the Company’s disaggregated revenue information:

	Quarter Ended August 31,
	2024	2023
Clinical trials	$173,386	$62,958
Consulting fees	–	8,333
Merchandise	501	1,530
Total revenue	$178,887	$72,821

Cost of revenue consists of third-party costs associated with patient stipends. At August 31, 2024, and August 31, 2023, cost of revenue totaled $8,362 and $8,820, respectively.

Note 7 – Stockholders’ Deficiency

The Company is authorized to issue 20,010,000,000 of capital stock, of which 20,000,000,000 shares are common stock, without par value, and 10,000,000 are preferred stock, without par value, issuable in series.

Preferred Stock

The Company has designated 2,500,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”). Until July 20, 2022, each share had a par value of $0.001; on that date, the Company amended its articles of incorporation to provide that each such share has no par value. Under this amendment, (i) Series A Stock is entitled to receive dividends on the shares of Common Stock into which such shares are convertible, (ii) has the voting power of the number of shares of Common Stock into which such shares are convertible, (iii) is redeemable at the option of the Company for a redemption price equal to the number of shares of Common Stock into which the redeemed shares are convertible and (iv) are senior to the Common Stock and junior to the Series B Convertible Preferred Stock described below. At August 31, 2024, and May 31, 2024, there were 2,500,000 shares of Series A Stock issued and outstanding.

On July 20, 2022, the Company designated a series of preferred stock, named Series B Preferred Convertible Preferred Stock, comprising 1,000 shares (“Series B Preferred”). The shares of this series have no par value, are not entitled to dividends, have no liquidation rights, are not redeemable, are not convertible, have 60% of the Company’s voting power and rank senior to the Common Stock and Series A Convertible Preferred Stock. The 1,000 preferred shares were issued in exchange for Common Stock to a shareholder. The Company has deemed the value of the preferred and common shares to be the same, resulting in no change to additional paid capital.

On August 12, 2024, the Company amended its amended and restated articles of incorporation to increase the number of shares designated Series A Preferred Stock from 1,000 to 2,000 and on August 11, 2024, the Board authorized the issuance of the 1,000 shares created by the amendment to a related party.

At August 31, 2024, and May 31, 2024, there were respectively 2,000 and 1,000 shares of Series A Stock issued and outstanding.

Common Stock

On August 11, 2024, the Board authorized the issuance of 125,000,000 shares of Common Stock to a related party on May 31, 2025, May 31, 2026, May 31, 2027, and May 31, 2028, as compensation for his services as treasurer and a director of the Company during the years then ended, if he is serving as treasurer on those dates. Also, on August 11, 2024, the Board authorized the issuance of, and the Company issued 1,000 shares of Series B Preferred to this related party as compensation for services to be rendered by him in raising capital.

On August 11, 2024, the Board authorized the issuance of 125,000,000 shares of Common Stock to a related party as compensation for his services as secretary the Company for the years ended May 31, 2024, May 31, 2025, May 31, 2026, and May 31, 2027, in compensation for such services during the years then ended, if he is serving as secretary on those dates.

At August 31, 2024, and May 31, 2024, there were 10,556,749,347 and 10,431,749,347 shares of Common Stock issued and outstanding.

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

Due to changes in ownership provisions of the income tax laws of the United States of America, net operating loss carryforwards of $5,410,385 and $5,410,385 at August 31, 2024, and August 31, 2023, respectively, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, the use of net operating loss carryforwards may be limited in future years. They generally expire 20 years from when incurred.

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

Two of the Company’s officers leased 1,400 square feet in Houston, Texas, at 1625 Main St., Houston, Texas, under a lease the term of which commenced on March 15, 2023, and expired on September 14, 2023, at a rent of $3,168 per month. These officers made a portion of these premises available to the Company for use as office space, for which the Company paid them $2,817 per month. These officers entered into a new lease for these premises, which commenced on September 15, 2023, and expired on September 14, 2024, at a rent of $3,164 per month and they made a portion of these premises available to the Company for use as office space, for which the Company paid them $2,817 per month. On September 3, 2024, one of the Company’s officers entered into a new lease for these premises. The term of the lease began on September 15, 2024, and will end on August 14, 2025. The officer has made a portion of these premises available to the Company for use as office space, for which the Company will pay him $2,817 per month.

Note 11 – Related Party Transactions

See Note 7 for information respecting the issuance of the Company’s equity securities to related parties and Note 10 for information respecting the lease of real property to the Company by two of its officers.

During the quarter ended August 31, 2024, the Company received cash advances from related parties of $166,918 for use as working capital.

At August 31, 2024. and May 31, 2024, the Company was indebted to related parties for cash advances made by them for use as working capital in the respective amounts of $572,340 and $503,214.

Note 12 – Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Note 13 – Concentration of Risk

The Company had revenue of $178,887 and $72,821 for the three months ending August 31, 2024, and August 31, 2023, respectively.

The Company had three customers that provided 84%, 13% and 2% of gross revenue for the quarter ended August 31, 2024, and for the quarter ended August 31, 2023, seven customers provided 88% of the gross revenue, such that one customer provided 44% of gross revenue, while the other six customers provided 7% of gross revenue each.

Note 14 – Subsequent Events

The Company paid $37,290 due on September 15, 2024, under the Diagonal Note.

Management has evaluated all other subsequent events when these consolidated financial statements were issued and has determined that none of them requires disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of August 31, 2024, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended May 31, 2024. The results set forth in these consolidated financial statements are not necessarily indicative of the Company’s future performance. This item and other parts of this report contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in forward-looking statements.

Information about the Company

The Company, headquartered in Houston, Texas, conducts clinical trials for Sponsors and CROs and as a Sponsor through Alpha Research Institute and cannabis-related education in classrooms, seminars and online through Pharmacology University. For detailed information about the Company and its operations, see “Description of Business.”

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

The Company needs substantial additional capital to fund its business, including the completion of its business plan and repayment of its debts. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs, and the Company may need to take measures to remain a going concern. If adequate capital cannot be obtained timely and on satisfactory terms, the Company’s operations could be materially negatively impacted, or it could be forced to terminate its operations.

Overview

The Company provides educational systems focused on medical cannabis in the United States and Latin America, as well as worldwide, through online education and services in therapeutic areas of clinical trials. The Company’s operating units and their activities were:

•	Alpha Research Institute – Clinical trials and medical research.

•	Pharmacology University: – Education, consulting, digital publishing, marketing, and franchising related to medical cannabis.

The company operated a sleep center that diagnosed sleep-related disorders. Its operations were terminated on April 30, 2023.

For further information concerning the Company and its business, see “Business.”

Results of Operations

Comparison of the Quarter Ended August 31, 2024, and the Quarter Ended August 31, 2023

The following table sets forth information from the consolidated statements of operations for the quarters ended August 31, 2024, and August 31, 2023.

	Quarter Ended August 31
	2024	2023
Revenues	$178,887	$72,821
Cost of revenues	8,362	8,820
Gross profit	170,525	64,001

Total operating expenses	268,169	240,785
Operating loss	(97,904)	(176,784)

Non-operating income (expense):
Interest	(2,339)	(5,005)
Forgiveness of Debt	23,638	–
Net loss	$(76,305)	$(181,789)

Revenues

Revenues were $178,887 and $72,821 for the quarters ended August 31, 2024, and August 31, 2023, respectively, primarily due to an increase of $115,428 in revenues from clinical trial contracts, which were $178,386 in the earlier period and $62,958 in the later because new Sponsors were added. Consulting fees were $0 for the quarter ended August 31, 2024, versus $8,333 for the quarter ended August 31, 2023. Online sales of educational materials decreased by $1,079, from $1,580 in the quarter ended August 31, 2023, to $501 in the quarter ended August 31, 2024.

Operating Expenses

Operating expenses for the quarters ended August 31, 2024, and August 31, 2023, consisted of the following:

	Quarter Ended August 31,
	2024	2023
General and administrative	$61,296	$48,083
Contract labor	45,873	95.654
Professional fees	36,570	62,394
Officer compensation	6,000	12,000
Share-based compensation	100,000	–
Rent	18,248	20,953
Travel	142	1,701
Total operating expenses	$268,129	$240,785

The increase in operating expenses was primarily due to the issuance of 125,000,000 shares of common stock to a related party in consideration of his services as an officer of the Company and an increase of $13,213 in general and administrative, offset by decreases of $49,781 and $25,824 in contract labor and professional fees respectively.

Operating Loss

For the reasons set forth above, operating loss decreased from $176,784 in the quarter ended August 31, 2023, to $97,604 in the quarter ended August 31, 2024. Pursuant to FASB’s ASU No. 2018-07 (see Note 2 –Share-Based Payments), the Company records the issuance of shares in consideration of services, as an expense. although such issuance does not involve an expenditure of cash. Accordingly, the issuance of 125,000,000 shares as compensation, which is described above, was reflected as an expense of $100,000 in the consolidated statements of operations for the quarter ended August 31, 2024. If the Company had not incurred this non-cash expense, it would have recorded income from operations of $2,396 for the quarter ended August 31, 2024.

Interest

Interest was $2,339 in the quarter ended August 31, 2024, and $5,005 in the quarter ended August 31, 2023.

Other Income

In the quarters ended August 31, 2024, and August 31, 2023, respectively, the Company recorded other income of $23,638 and $0 from the forgiveness of a loan.

Net Loss

Net loss for the quarter ended August 31, 2024, was $76,305, compared with a net loss of $181,789 for the quarter ended August 31, 2023, for the reasons set forth above in relation to loss from operations ended August 31, 2024. If the Company had not incurred the non-cash expense of $100,000 described above, it would have recorded net income of $26,305 for the quarter ended August 31, 2024.

Changes in Financial Condition and Results of Operations

At August 31, 2024, the Company had a balance of $969 in cash and cash equivalents and accounts receivable of $17,176, negative working capital of $833,353 and no commitments for capital expenditures. At May 31, 2024, the Company had $755 in cash and cash equivalents and accounts receivable of $20,139, negative working capital of $860,416 and no commitments for capital expenditures. The Company had a negative balance of cash and cash equivalents of $579 on the date of this Report.

During the quarter ended August 31, 2024, the Company had net cash used in operations of $30,413, while during the quarter ended August 31, 2023, the Company had net cash used in operations of $99,662. On the other hand, during the quarter ended August 31, 2024, the Company had net cash provided in financing of $30,627, while during the quarter ended August 31, 2023, the Company had net cash provided in financing of $95,499.

During the years ended May 31, 2024, and May 31, 2023, the Company had net cash used in operations of $479,382 and $898,367, respectively, and net cash provided by financing activities of $471,224 and $875,298, respectively. The Company had accumulated deficits of $5,410,385 at August 31, 2024, and $5,334,081 at May 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 31, 2024. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly is not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months that ended August 31, 2024, the Company issued (i) 125,000,000 shares of Common Stock to an officer of the Company as compensation for his services in such capacity during the year ended May 31, 2024, and (ii) 1,000 shares of Series B Preferred Stock to an officer and director of the Company in consideration of services to be rendered in raising capital. These issuances were made in reliance upon the exemptions from registration afforded by Sections 4(a)(2) and/or 4(d) of the Securities Act of 1933 and/or Rule 506(b) or (c) promulgated thereunder.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Related Disclosure

During the three months ended August 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

Date: October 21, 2024	By:	/s/ Dante Picazo
Dante Picazo Principal Executive Officer and Principal Accounting Officer

