Form 10-Q/A
period 2024-08-31
Cannabis Bioscience International Holdings, Inc.
filed 2024-10-31
CIK 1411057

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 21, 2024: 10,556,749,347 shares of common stock.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Cannabis Bioscience International Holdings, Inc. for the quarter ended August 31, 2024, originally filed on August 21, 2024 (the “Original Filing”), is filed (i) to add on the cover page the date on which the number of the Registrant’s outstanding shares of common stock was determined and (ii) to correct immaterial errors in certain numbers shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions “Net Loss” and “Changes in Financial Condition and Results of Operations,” because these numbers do not reflect those presented in the financial statements, which are unchanged by this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 should be read in conjunction with the Original Filing.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial statements contained in the Original Filing, which were reviewed by the Registrant’s registered public accounting firm. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended August 31, 2024

3

PART I – FINANCIAL INFORMATION

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

Changes in Financial Condition and Results of Operations

At August 31, 2024, the Company had a balance of $969 in cash and cash equivalents and accounts receivable of $17,176, negative working capital of $833,355 and no commitments for capital expenditures. At May 31, 2024, the Company had $755 in cash and cash equivalents and accounts receivable of $20,139, negative working capital of $860,416 and no commitments for capital expenditures. The Company had a negative balance of cash and cash equivalents of $579 on the date of this Report.

4

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Title

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Accounting Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Accounting Officer

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

Date: October 31, 2024	By:	/s/ Dante Picazo
Dante Picazo Principal Executive Officer and Principal Accounting Officer

6