Form 10-Q
period 2024-11-30
Cannabis Bioscience International Holdings, Inc.
filed 2025-01-21
CIK 1411057

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 333-146758

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Colorado	84-4901299
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6201 Bonhomme Road, Suite 435N, Houston, TX	77036
(Address of Principal Executive Office)	(ZIP Code)

(214) 733-0868

(Registrant’s telephone number, including area code)

____________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 21, 2024: 10,506,749,347 shares of common stock, without par value.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended November 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED BALANCE SHEETS

	November 30, 2024	May 31, 2024
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,002	$755
Accounts receivable	13,819	20,139
Other current assets	598	598
TOTAL CURRENT ASSETS	15,419	21,492
Right-of-use asset	19,347	35,670
TOTAL ASSETS	$34,766	$57,162

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$166,119	$196,088
Bank overdraft	2,236	2,408
Related party payables	559,488	503,214
Short-term loans (net of amortization of loan fees)	112,629	151,267
SBA loan - current	14,592	7,054
Lease liabilities - current	17,610	21,877
TOTAL CURRENT LIABILITIES	872,674	881,908

LONG-TERM LIABILITIES
Notes payable	77,437	–
SBA loan	249,500	249,361
Lease liabilities	–	4,906
TOTAL LONG-TERM LIABILITIES	326,937	254,267
TOTAL LIABILITIES	1,199,611	1,136,175

STOCKHOLDERS’ DEFICIENCY
Authorized 10,000,000 shares of preferred stock, without par value, of which 2,500,000 shares have been designated Series A Convertible Preferred Stock and 2,000 shares have been designated Series B Preferred Stock (2,000 and 1,000 shares outstanding at November 30, 2024, and May 31, 2024, respectively	–	–
Common Stock, without par value: 20,000,000,000 shares authorized; 10,506,749,347 and 10,431,749,347 shares issued and outstanding at November 30, 2024, and May 31, 2024, respectively.	–	–
Additional paid-in capital	4,325,068	4,255,068
Accumulated deficit	(5,489,913)	(5,334,081)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,164,845)	(1,079,013)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$34,766	$57,162

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2024	2023	2024	2023

Revenues	$74,248	$63,748	$253,135	$136,569
Cost of revenues	7,803	15,092	16,165	23,912
Gross profit	66,445	48,656	236,970	112,656

Cost and expenses
General and administrative	40,128	8,407	101,424	53,376
Contract labor	54,296	46,326	100,169	141,980
Professional fees	7,112	45,028	143,682	107,422
Officer compensation	6,000	12,000	12,000	24,000
Rent and lease	18,439	31,210	36,687	52,163
Travel	97	197	239	1,898
Total operating expenses	126,072	143,168	394,201	380,839

Operating loss	(59,627)	(94,512)	(157,231)	(268,182)

Other income (expense)
Note Discount Expense	(11,200)	–	(11,200)	–
Forgiveness of debt	–	–	23,638	–
Interest	(8,701)	(29,916)	(11,040)	(38,035)
Total other income	(19,901)	(29,916)	1,398)	(38,035)

Net loss	$(79,528)	$(124,428)	$(155,833)	$(306,217)

Average common stock outstanding	10,497,459,730	10,331,749,347	10,497,459,730	10,331,749,347

Average earnings (loss) per share	$(0.000008)	$(0.00001)	$(0.000015)	$(0.00003)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended November 30,
	2024	2023

OPERATING ACTIVITIES
Net loss	$(155,833)	$(306,217)
Adjustments to reconcile net income:
Adjustment for issuance of common stock for service	70,000	–
Amortization of right-of-use-asset and liability	16,323	(58,183)
Changes in assets and liabilities
Accounts receivable	6,320	(8,854)
Bank overdraft	(172)	3,808
Accounts payable and accrued expenses	(29,969)	102,220)
Lease liability	(9,173)	(28,641)
NET CASH USED IN OPERATIONS	(102,503)	(295,867)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	75,000
Rescission of shareholder stock purchase	–	(19,000)
Proceeds from (repayments of) short-term loans	(38,638)	29,860
Proceeds from shareholder loans	7,538	119,544
Change in notes payable	77,437	–
Change in lease liability	–	84,400
Payments to SBA loan	139	(2,513)
Proceeds from related party loan	56,274	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	102,750	287,290

NET DECREASE IN CASH	247	(8,576)

CASH AT BEGINNING OF PERIOD	755	8,913

CASH AT END OF PERIOD	$1,002	$337

Supplemental disclosure of cash flow information
Cash paid for interest	$11,040	$35,697
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance - May 31, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$4,255,068	$(5,334,081)	$(1,079,013)
Issuance of common stock for services	–	–	–	–	125,000,000	100,000	–	100,000
Issuance of Series B Preferred Shares	–	–	1,000	–	–	–	–	–
Net loss for the quarter	–	–	–	–	–	–	(76,305)	(76,305)
Balance - August 31, 2024	2,500,000	$–	2,000	$–	10,556,749,347	$4,355,068	$(5,410,385)	$(1,055,317)
Return of common stock issued for services	–	–	–	–	(50,000,000)	(30,000)	–	(30,000)
Net loss for the quarter	–	–	–	–	–	–	(79,528)	(79,528)
Balance – November 30, 2024	2,500,000	$–	2,000	$–	10,506,749,347	$4,325,068	$(5,489,913)	$(1,164,845)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance - May 31, 2023	2,500,000	$–	1,000	$–	10,059,677,919	$4,091,071	$(4,682,736)	$(591,665)
Sales of common stock for cash	–	–	–	–	272,071,428	75,000	–	75,000
Rescission of share sale	–	–	–	–	–	(19,000)	–	(19,000)
Net loss for the quarter	–	–	–	–	–	–	(181,789)	(181,789)
Balance - August 31, 2023	2,500,000	$–	1,000	$–	10,331,749,347	$4,147,071	$(4,864,525)	$(717,454)
Net loss for the quarter	–	–	–	–	–	–	(124,428)	(124,428)
Balance – November 30, 2023	2,500,000	$–	1,000	$–	10,331,749,347	$4,147,071	$(4,998,953)	$(841,882)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2024

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

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared by management using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at November 30, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended November 30, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended May 31, 2024.

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired. The Company had zero investment securities that were deemed cash equivalents at November 30, 2024, and May 31, 2024, respectively.

Accounts Receivable

Included in accounts receivable on the balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, there was no allowance for doubtful accounts at November 30, 2024, and May 31, 2024.

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

Remaining Performance Obligations

The Company follows ASC 606, which requires the allocation of the transaction price to the remaining performance obligations of a contract and applies a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less. At November 30, 2024, and May 31, 2024, the Company had no remaining performance obligations.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate the Company’s continuation as a going concern in accordance with ASC 240-40-50. The Company’s history of recurring losses, negative working capital and negative cash flows from operating activities raises substantial doubt about its ability to continue as a going concern. The Company has not generated any profits since inception and its current cash balances will not meet its working capital needs. During the quarter ended November 30, 2024, the Company had loss from operations of $157,231, net cash used in operations of $102,503, a working capital deficit of $857,255 and an accumulated deficit of $5,489,913.

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

The Company’s EIDL loans were recorded in the balance sheet as follows:

	November 30, 2024 (Unaudited)	May 31, 2024 (Audited)
SBA (EIDL) current portion	$14,592	$7,054
SBA (EIDL) noncurrent portion	249,500	249,361
	$264,092	$256,415

Short-Term Loans

The Company has entered into agreements under which it sold receivables to third parties. In accordance with ASC 470, these transactions are treated as loans encumbering the receivables of the Company in the event of default and are accounted for as a debt, such that payments are allocated to principal and interest expense as they are made. These transactions are as follows:

•	In May 2022, the Company entered into a financing agreement with an unrelated party for a loan of $50,000 at an annual interest rate of 20.9%, to be repaid at the rate of $1,218 per week for one year. At November 30, 2024, the outstanding balance, including interest, was $54,029. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	In January 2023, the Company entered into a financing agreement with an unrelated party for a loan of $20,000, bearing interest at the rate of 33.5% per annum, to be repaid at the rate of $1,874 per month. At November 30, 2024, the outstanding balance, including interest, was $1,674. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	In April 2023, the Company entered into a financing agreement with an unrelated party for a loan of $37,745, bearing interest at the rate of 19% per annum, to be repaid at the rate of $1,718 per month. At November 30, 2024, the outstanding balance, including interest, was $26,300. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them

•	On August 8, 2022, the Company entered into a financing agreement (the “AF Agreement”) with an unrelated party for a loan of $45,000 at an annual interest rate of 26.4%, to be repaid at the rate of $6,114 per week for 20 weeks, On October 17, 2022, this loan was refinanced to include an additional $10,000, such that it bears interest at an annual interest rate of 26.4%, to be repaid at the rate of $3,057 per week for four weeks. On December 20, 2022, the loan was increased to $76,000 and the financing agreement was modified such that the loan bears interest at an annual interest rate of 26.4% and is to be repaid at the rate of $6,114 per week for 17 weeks.

•	On May 13, 2024, the Company agreed to settle $38,638 owing under the AF Agreement in consideration of a payment of $15,000, which the Company made on June 12, 2024. Under ASC 470-50-40, the fair value of extinguished debt, less the fair value of the payment, is treated as gain. Accordingly, $23,638 was recorded in the Company’s consolidated statement of operations for the three months ended August 31, 2024, as Other Income – Forgiveness of Debt. As of November 30, 2024, the balance of this loan, including interest, was $0.

•	On June 29, 2022, the Company borrowed $12,500 from an unrelated party at an annual interest rate of 14%. This loan is payable at the weekly rate of $589 for 24 weeks. On October 13, 2022, an additional loan of $6,304 was obtained with a weekly payment of $297 for 24 weeks. At November 30, 2024, the outstanding balance of this loan, including interest, was $15,073.

•	On August 3, 2022, the Company borrowed $15,000 from an unrelated party at an annual interest rate of 42.5%, repayable at the rate of $1,188 per month for 18 months. At November 30, 2024, the outstanding balance of this loan, including interest, was $15,553.

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

The following amounts related to leases were recorded in the balance sheets:

	November 30, 2024 (Unaudited)	May 31, 2024 (Audited)
Right-of-use asset	$26,827	$43,150
Less: Accumulated amortization	(7,480)	(7,480)
Right-of-use asset, net	$19,347	$35,670

Lease liabilities – current	$17,610	21, 877
Lease liabilities – noncurrent	–	4,906
	$17,610	$26,873

The Company reimburses related parties for an office space operating lease under a month-to-month arrangement, payable at the discretion of management. See Note 10.

The Company’s total operating lease expense was $36,687 and $31,210 during the quarters ended November 30, 2024, and November 30, 2023, respectively. See Note 10 for additional lease information.

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

The table below summarizes the Company’s disaggregated revenue information:

	Three Months Ended November 30,		Six Months Ended November 30,
	2024	2023	2024	2023
Clinical trials	$73,781	$52,010	$252,167	$114,968
Consulting fees	–	8,334	–	16,667
Seminar fees	–	1,975	–	1,925
Royalties	–	–	–	–
Merchandise	467	1,429	968	3,009
Total revenue	$74,248	$63,748	$253,135	$136,569

Cost of revenue consists of third-party costs associated with patient stipends, sleep study fees and audio/video fees. At November 30, 2024, and November 30, 2023, cost of revenues totaled $16,165 and $23,912, respectively.

Note 7 – Stockholders’ Deficiency

The Company is authorized to issue 20,010,000,000 of capital stock, of which 20,000,000,000 shares are common stock, without par value, and 10,000,000 are preferred stock, issuable in series.

Preferred Stock

The Company has designated 2,500,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”). Until July 20, 2022, each share had a par value of $0.001; on that date, the Company amended its articles of incorporation to provide that each such share has no par value. Under this amendment, (i) Series A Stock is entitled to receive dividends on the shares of Common Stock into which such shares are convertible, (ii) has the voting power of the number of shares of Common Stock into which such shares are convertible, (iii) is redeemable at the option of the Company for a redemption price equal to the number of shares of Common Stock into which the redeemed shares are convertible and (iv) are senior to the Common Stock and junior to the Series B Convertible Preferred Stock described below. At November 30, 2024, and May 31, 2024, there were 2,500,000 shares of Series A Stock issued and outstanding.

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

On October 28, 2024, an unrelated party returned 50,000,000 shares of Common Stock to the Company in consideration of the termination of a services agreement.

At November 30, 2024, and May 31, 2024, there were respectively 10,506,749,347 and 10,431,749,347 shares of Common Stock issued and outstanding.

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

Due to changes in ownership provisions of the income tax laws of the United States of America, net operating loss carryforwards of approximately $5,489,913 and $4,988,953 at November 30, 2024, and November 30, 2023, respectively, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, the use of net operating loss carryforwards may be limited in future years. They generally expire 20 years from when incurred.

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

At November 30, 2024. and May 31, 2024, the Company was indebted to related parties for cash advances made by them for use as working capital in the respective amounts of $559,488 and $503,214.

On September 1, 2024, the Company entered into a loan agreement with related parties in the principal amount of $75,000 at an interest rate of 15% per annum, which will mature on March 1, 2025. The repayment terms are as follows: on March 1, 2025, $40,000; on April 1, 2025, a payment of $15,417; on May 1, 2025, a payment of $15,417; and on June 1, 2025, a payment of $15,416.

Note 12 – Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Note 13 – Concentration of Risk

The Company had revenue of $253,135 and $136,569 for the six months ended November 30, 2024, and November 30, 2023, respectively.

The Company had two customers that provided 80% and 18% of gross revenue for the six months ended November 30, 2024, and one customer provided 54% and another six customers provided 36% of gross revenue for the six months ended November 30, 2023.

Note 14 – Subsequent Events

On November 7, 2024, the Company entered a loan agreement with a related party in the principal amount of $50,000, at an interest rate of 13% per annum, which will mature on September 15, 2025, and is repayable as follows: on May 15, 2025 , a payment of $37,968; on June 15, 2025, a payment of $9,492; on July 15, 2025, a payment of $9,492; on August 15, 2025, a payment of $9,492; and on September 15, 2025, a payment of $9,492.

On December 27, 2024, the Company issued 250,000,000 shares of Common Stock to a related party for $75,000.

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

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of November 30, 2024, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended May 31, 2024, filed with the SEC on August 16, 2024. Further, the Company urges caution regarding the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements.

General Statement of Business

The Company, headquartered in Houston, Texas, conducts clinical trials for Sponsors and CROs and as a Sponsor through Alpha Research Institute and cannabis-related education in classrooms, seminars and online through Pharmacology University

Going Concern

As indicated in Note 3 of the notes to the audited consolidated financial statements for the year ended May 31, 2024, and the report thereon of the Company’s independent auditing firm, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has incurred recurring losses and recurring negative cash flow from operating activities and has an accumulated deficit, and its ability to continue as a going concern depends on the successful execution of its operating plan, increasing sales of existing services and introducing new products and services, as well as raising either debt or equity financing.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2023, and November 30, 2022

The following table sets forth information from the statements of operations for the three months ended November 30, 2023, and November 30, 2022.

	Three Months Ended November 30,
	2024	2023
Revenues	$74,248	$63,748
Cost of revenues	7,803	15,092
Gross profit	66,445	48,656

Total operating expenses	126,072	143,168)
Operating loss	(59,627)	(94,512)

Non-operating expense:
Interest	(8,701)	(29,916)
Note discount	(11,200)	–
Net loss	$(79,528)	$(124,428)

Revenues

Revenues were $74,248 and $63,748 for the three months ended November 30, 2024, and November 30, 2023, respectively. The increase was primarily due to a $10,500 increase in revenues from clinical trials sales.

Cost of Revenues

Cost of revenues for the three months ended November 30, 2024, and November 30, 2023, were $7,803 and $15,092, respectively. The difference was primarily due to a reduction in cost of revenues in clinical trials.

Total Operating Expenses

The following table sets forth total operating expenses for the three months ended November 30, 2024, and November 30, 2023:

	Three Months Ended November 30,
	2024	2023
General and administrative	$40,128	$8,407
Contract labor	54,296	46,326
Professional fees	7,112	45,028
Officer compensation	6,000	12,000
Rent	18,439	31,210
Travel	97	197
Total operating expenses	$126,072	$143,168

Total operating expenses were $126,072 and $143,168 for the three months ended November 30, 2024, and November 30, 2023, respectively. The decrease is attributable to reductions of $37,916, $6,000 and $12,771 in professional fees, officer compensation and rent and lease, respectively, offset by an increase of $31,721 in general and administrative.

Operating Loss

Operating income/loss increased from a loss of $94,512 for the quarter ended November 30, 2023 to a loss of $59,627 for the three months ended November 30, 2024, primarily due to an increase of revenue from clinical trial of $10,500 and a decrease in total operating expenses of $17,096.

Other Income

For the three months ended November 30, 2024, and November 30, 2023, interest was $8,701 and $29,916, respectively, while the note discount expense was $11,200 for the three months ended November 30, 2024.

Net Loss

Net income for the three months ended November 30, 2024 was $79,528 versus the net loss of $124,428 for the three months ended November 30, 2023, for the reasons described above.

Comparison of the Six Months Ended November 30, 2024, and November 30, 2023

The following table sets forth information from the statements of operations for the six months ended November 30, 2024, and November 30, 2023.

	Six Months Ended November 30,
	2024	2023
Revenues	$253,135	$136,569
Cost of revenues	16,165	23,912
Gross profit	236,970	112,656

Total operating expenses	394,201	380,839
Operating loss	(157,231)	(268,182)

Non-operating income (expense):
Interest	(11,040)	(38,035)
Forgiveness of debt	23,638	–
Note discount	(11,200)	–
Net loss	$(155,833)	$(306,217)

Revenues

Revenues were $253,135 and $136,569 for the six months ended November 30, 2024, and November 30, 2023, respectively. The increase was primarily due to increase in clinical trial and consulting fees amounting to $137,199 and $16,667, respectively.

Cost of Revenues

Cost of revenues for the six months ended November 30, 2024, and November 30, 2023, were $16,165 and $23,912, respectively. The difference was primarily due to a $7,747 decrease in cost of revenues for clinical trials.

Total Operating Expenses

The following table sets forth total operating expenses for the six months ended November 30, 2023, and November 30, 2022:

	Six Months Ended November 30,
	2024	2023
General and administrative	$101,424	$53,376
Contract labor	100,169	141,980
Professional fees	143,682	107,422
Officer compensation	12,000	24,000
Rent	36,687	52,163
Travel	239	1,898
Total operating expenses	$394,201	$380,839

Total operating expenses were $394,201 and $380,839 for the six months ended November 30, 2024, and November 30, 2023, respectively. The decrease was primarily attributable to reductions of $41,811, $15,476 and $12,000 in contract labor, rent and lease, and officer compensation, respectively, offset by an increase of $48,048 in general and administrative..

Operating Loss

Operating loss decreased from $268,182 for the six months ended November 30, 2023, to $157,231 for the six months ended November 30, 2024, primarily due to increase in revenue from clinical trial amounting to $137,199 and decrease in operating expense from contract labor of $41,811.

Other Income (Expense)

For the six months ended November 30, 2024, and November 30, 2023, interest was $11,040 and $38,035, respectively. During the six months ended November 30, 2024, the Company recorded income of $23,638 from forgiveness of a loan and an expense from note discount amounting to $11,200. As a result, other income (expense) for the six months ended November 30, 2024, and November 30, 2023, showed income of $1,398 and loss of $38,035, respectively.

Net Loss

The net loss for the six months ended November 30, 2024, was $155,833, versus $306,217 for the six months ended November 30, 2023, for the reasons described above.

Changes in Financial Condition and Results of Operations

At November 30, 2024, the Company had $1,002 in cash and cash equivalents and accounts receivable of $13,819, negative working capital of $857,255 and no commitments for capital expenditures. At May 31, 2024, the Company had $755 in cash and cash equivalents and accounts receivable of $20,139, negative working capital of $860,416 and no commitments for capital expenditures. The Company had a balance of cash and cash equivalents of $1,002 on the date of this Report.

During the six months ended November 30, 2024, the Company had net cash used in operations of $102,503, while during the quarter ended November 30, 2023, the Company had net cash used in operations of $295,867. On the other hand, during the six months ended November 30, 2024, the Company had net cash provided in financing of $102,750, while during the quarter ended November 30, 2023, the Company had net cash provided in financing of $287,290. During the years ended May 31, 2024, and May 31, 2023, the Company had net cash used in operations of $479,382 and $898,367, respectively, and net cash provided by financing activities of $471,224 and $875,298, respectively. The Company had accumulated deficits of $5,273,234 at November 30, 2024, and $5,334,081 at May 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of November 30, 2024. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly is not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months that ended November 30, 2024, the Company issued (i) 125,000,000 shares of Common Stock to an officer of the Company as compensation for his services in such capacity during the year ended May 31, 2024, and (ii) 1,000 shares of Series B Preferred Stock to an officer and director of the Company in consideration of services to be rendered in raising capital. These issuances were made in reliance upon the exemptions from registration afforded by Sections 4(a)(2) and/or 4(d) of the Securities Act of 1933 and/or Rule 506(b) or (c) promulgated thereunder.

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

Item 5. Other Information.

Insider Trading Arrangements and Related Disclosure

During the three months ended November 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Title

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Accounting Officer*
32	Section 1350 Certification of Principal Executive Officer and Principal Accounting Officer*
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

____________

*	Filed herewith
**	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

Date: January 21, 2025	By:	/s/ Dante Picazo
Dante Picazo Principal Executive Officer and Principal Accounting Officer

