Form 10-Q/A
period 2024-11-30
Cannabis Bioscience International Holdings, Inc.
filed 2025-01-24
CIK 1411057

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 21, 2025: 10,506,749,347 shares of common stock, without par value.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2024, is filed solely to furnish interactive data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T and to correct errors in the first paragraph of Note 3 of the Notes to Consolidated Financial Statement and the last paragraph of Note 5 thereof. No other amendments have been made to said quarterly report.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate the Company’s continuation as a going concern in accordance with ASC 240-40-50. The Company’s history of recurring losses, negative working capital and negative cash flows from operating activities raises substantial doubt about its ability to continue as a going concern. The Company has not generated any profits since inception and its current cash balances will not meet its working capital needs. During the six months ended November 30, 2024, the Company had an operating loss of $157,231, net cash used in operations of $102,503, a working capital deficit of $857,255 and an accumulated deficit of $5,489,913.

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

The following amounts related to leases were recorded in the balance sheets:

	November 30, 2024 (Unaudited)	May 31, 2024 (Audited)
Right-of-use asset	$26,827	$43,150
Less: Accumulated amortization	(7,480)	(7,480)
Right-of-use asset, net	$19,347	$35,670

Lease liabilities – current	$17,610	21,877
Lease liabilities – noncurrent	–	4,906
	$17,610	$26,873

The Company reimburses related parties for an office space operating lease under a month-to-month arrangement, payable at the discretion of management. See Note 10.

The Company’s total operating lease expense was $36,687 and $52,163 during the six months ended November 30, 2024, and November 30, 2023, respectively. See Note 10 for additional lease information.

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

Item 6. Exhibits.

Exhibit Number	Title

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Accounting Officer *
32	Section 1350 Certification of Principal Executive Officer and Principal Accounting Officer *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) *

____________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

Date: January 24, 2025	By:	/s/ Dante Picazo
Dante Picazo Principal Executive Officer and Principal Accounting Officer

