Form 10-Q
period 2025-02-28
Cannabis Bioscience International Holdings, Inc.
filed 2025-04-22
CIK 1411057

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 21, 2025: 10,931,749,347 shares of common stock, without par value.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended February 28, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2025	May 31, 2024
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$548	$755
Accounts receivable	2,640	20,139
Other current assets	598	598
TOTAL CURRENT ASSETS	3,786	21,492
Right-of-use asset	11,100	35,670
TOTAL ASSETS	$14,886	$57,162

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$154,466	$196,088
Bank overdraft	–	2,408
Related party payables	584,776	503,214
Short-term loans (net of amortization of loan fees)	124,739	151,267
SBA loan – current	14,592	7,054
Derivative liabilities	73,228	–
Lease liabilities – current	12,938	21,877
TOTAL CURRENT LIABILITIES	964,739	881,908

LONG-TERM LIABILITIES
Notes payable	26,244	–
SBA loan	249,501	249,361
Lease liabilities	–	4,906
TOTAL LONG-TERM LIABILITIES	275,745	254,267
TOTAL LIABILITIES	1,240,484	1,136,175

STOCKHOLDERS’ DEFICIENCY
Preferred stock: 10,000,000 shares, without par value, authorized, of which 2,500,000 shares have been designated Series A Convertible Preferred Stock and 2,000 shares have been designated Series B Preferred Stock (2,000 and 1,000 shares outstanding at February 28, 2025, and May 31, 2024, respectively	–	–
Common stock, without par value: 20,000,000,000 shares authorized; 10,931,749,347 and 10,431,749,347 shares issued and outstanding at February 28, 2025, and May 31, 2024, respectively.	–	–
Additional paid-in capital	4,445,568	4,255,068
Accumulated deficiency	(5,671,156)	(5,334,081)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,255,588)	(1,079,013)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$14,886	$57,162

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Revenues	$14,931	$36,411	$268,066	$172,979
Cost of revenues	19,396	11,809	35,561	35,721
Gross profit	(4,465)	24,602	232,505	137,258

Cost and expenses
General and administrative	62,282	25,289	163,706	114,012
Contract labor	45,382	38,344	145,551	173,725
Professional fees	9,730	95,074	153,412	202,496
Officer compensation	6,000	8,000	18,000	32,000
Rent and lease	13,720	17,488	49,757	69,652
Travel	215	378	454	1,878
Total operating expenses	136,879	184,573	531,080	593,764

Operating loss	(141,344)	(159,971)	(298,575)	(456,506)

Other income (expense)
Amortization of discount	(24,338)	–	(24,338)	–
Forgiveness of debt	–	–	23,638	–
Change in value of derivative liabilities	(16,398)	–	(16,398)	–
Interest	(10,363)	(49,221)	(21,403)	(58,904)
Total other income	(51,099)	(49,221)	(38,501)	(58,904)

Net loss	$(192,443)	$(209,192)	$(337,076)	$(515,410)

Average common stock outstanding	10,726,471,569	10,372,408,688	10,573,938,169	10,317,612,225

Average earnings (loss) per share	$(0.00002)	$(0.00002)	$(0.00003)	$(0.00005)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 28, 2025	February 29, 2024

OPERATING ACTIVITIES
Net loss	$(337,076)	$(515,410)
Adjustments to reconcile net loss:
Adjustment for issuance of common stock for services	70,000	75,000
Amortization of right-of-use-asset and liability	24,570	(51,621)
Loss on valuation Convertible Notes	73,228	–
Changes in assets and liabilities:
Accounts receivable	17,499	(7,091)
Bank overdraft	(2,408)	5,485
Accounts payable and accrued expenses	(41,622)	146,228
Deferred revenue	–	(28,641)
Lease liability	(13,485)	71,107
NET CASH USED IN OPERATIONS	(209,653)	(304,943)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	120,500	75,000
Proceeds from (repayments of) short-term loans	(26,528)	29,859
Proceeds from shareholder loans	7,538	–
Change in notes payable	(26,528)	–
Repayments of SBA loan	140	(7,539)
Repayment of related party loan	–	(19,000)
Proceeds from related party loan	81,552	218,504
NET CASH PROVIDED BY FINANCING ACTIVITIES	209,445	296,824

NET DECREASE IN CASH	(207)	(8,119)

CASH AT BEGINNING OF PERIOD	755	8,913

CASH AT END OF PERIOD	$548	$794

Supplemental disclosure of cash flow information
Cash paid for interest	$21,403	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

(formerly named China Infrastructure Construction Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficiency	Total
Balance - May 31, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$4,255,068	$(5,334,081)	$(1,079,013)
Issuance of common stock for services	–	–	–	–	125,000,000	100,000	–	100,000
Net loss for the quarter	–	–	–	–	–	–	(76,305)	(76,305)
Balance - August 31, 2024	2,500,000	$–	2,000	$–	10,556,749,347	$4,355,068	$(5,410,385)	$(1,055,317)
Return of common stocks issued for services	–	–	–	–	(50,000,000)	(30,000)	–	(30,000)
Net loss for the quarter	–	–	–	–	–	–	(79,528)	(79,528)
Balance – November 30, 2024	2,500,000	$–	2,000	$–	10,506,749,347	$4,325,068	$(5,489,913)	$(1,164,845)
Sales of common stock for cash	–	–	–	–	425,000,000	120,500	–	120,500
Net loss for the quarter	–	–	–	–	–	–	(192,443)	(192,443)
Balance – February 28, 2025	2,500,000	$–	2,000	$–	10,931,749,347	$4,445,568	$(5,682,356)	$(1,236,788)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficiency	Total
Balance - May 31, 2023	2,500,000	$–	1,000	$–	10,059,677,919	$4,091,071	$(4,682,736)	$(591,665)
Sales of common stock for cash	–	–	–	–	272,071,428	74,997	–	74,997
Rescission of share sale	–	–	–	–	–	(19,000)	–	(19,000)
Net loss for the quarter	–	–	–	–	–	–	(181,792)	(181,792)
Balance - August 31, 2023	2,500,000	$–	1,000	$–	10,331,749,347	$4,147,068	$(4,864,528	$(717,460)
Net loss for the quarter	–	–	–	–	–	–	(124,426)	(124,426)
Balance – November 30, 2023	2,500,000	$–	1,000	$–	10,331,749,347	$4,147,068	$(4,998,954)	$(841,886)
Issuance of common stocks for service	–	–	–	–	100,000,000	75,000	–	75,000
Net loss for the quarter	–	–	–	–	–	–	(209,192)	(209,192)
Balance – February 29, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$4,222,068	$(5,198,146)	$(976,078)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2025

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

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared by management using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at February 28, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended February 28, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended May 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. Certain of these estimates could be affected by external conditions, including those unique to the Company’s businesses, and general economic conditions. These external conditions could affect the Company’s estimates that could cause actual results to differ materially from its estimates. Actual results could differ from those estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary. Significant estimates relied upon in preparing these statements include revenue recognition, accounts receivable reserves, accrued expenses, share-based compensation and the recoverability of the Company’s net deferred tax assets and any related valuation allowance.

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired. The Company had zero investment securities that were deemed cash equivalents at February 28, 2025, and May 31, 2024, respectively.

Accounts Receivable

Included in accounts receivable on the balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, there was no allowance for doubtful accounts at February 28, 2025, and May 31, 2024.

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

A performance obligation is a contractual promise to transfer a distinct product or service to a customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Each contract has a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Revenue from contracts that satisfy the criteria for overtime recognition is recognized as the work progresses. The majority of the Company’s revenue is derived from services provided to customers and is typically executed over a period of between 1 and 12 months, based on evaluation of when these services are rendered. Contracts will continue to be recognized over time because of the continuous transfer of control to the customer as services are rendered to customers. Payments made by customers in advance of services being rendered are recorded as deferred revenue.

Our significant payment terms for customer contracts vary based on the revenue stream Contracts for clinical trials typically provide for progress payments based on the number of patients seen, with final payments generally due within 30 days upon completion of work or the termination of the contract. Revenue is recognized when all performance obligations under the terms of a contract are satisfied. The Company requires advance payments from its consulting customers and these payments are recorded as contract liabilities on the consolidated balance sheet until service is performed and revenue is recognized. These advance payments are not treated as a financing component based on the guidance in ASC 606-10-32-196-16 and -17, whereby the timing of when services are provided is at the discretion of the customers or a substantial amount of the consideration promised by the customer is variable and not in the control of the customer or the Company. There is no significant financing component to any of the Company’s contracts.

Contracts for educational services require non-refundable payment in advance and are recorded as revenue when received.

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

Remaining Performance Obligations

The Company follows ASC 606, which requires the allocation of the transaction price to the remaining performance obligations of a contract and applies a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less. At February 28, 2025, and May 31, 2024, the Company had no remaining performance obligations.

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

The tax benefits recognized in financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accordingly, the Company would report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company elects to recognize interest and penalties, if any, related to unrecognized tax benefits in tax expense.

Loss per Share

The Company computes basic earnings per share amounts in accordance with Accounting Standards Codification Topic 260, “Earnings per Share.” Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At February 28, 2025, and May 31, 2024, the Company had no dilutive securities.

Derivative Liability

The Company analyzes the conversion feature of Convertible Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change. The Company values the embedded derivative using the Black-Scholes pricing model.

Recently Issued Accounting Standards

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate the Company’s continuation as a going concern in accordance with ASC 240-40-50. The Company’s history of recurring losses, negative working capital and negative cash flows from operating activities raises substantial doubt about its ability to continue as a going concern. The Company has not generated any profits since its inception, and its current cash balances will not meet its working capital needs. During the nine months ended February 28, 2025, the Company had a net loss from operations of 337,076, net cash used in operations of $209,653, a working capital deficiency of $960,944, and an accumulated deficiency of $5,671,156.

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

The Company’s EIDL loans were recorded in the balance sheet as follows:

	February 28, 2025 (Unaudited)	May 31, 2024 (Audited)
SBA (EIDL) current portion	$14,592	$7,054
SBA (EIDL) noncurrent portion	249,501	249,361
	$264,093	$256,415

Short-Term Loans

The Company has entered into loans under which it borrowed money and financing agreements under which it sold receivables to third parties. In accordance with ASC 470, the financing agreements are treated as loans encumbering the receivables of the Company in the event of default and are accounted for as indebtedness, such that payments are allocated to principal and interest expense as they are made. These transactions are as follows:

•         In May 2022, the Company entered into a financing agreement with an unrelated party for a loan of $50,000 at an annual interest rate of 20.9%, to be repaid at the rate of $1,218 per week for one year. At February 28, 2025, the outstanding balance, including interest, was $55,190.

•         In January 2023, the Company entered into a financing agreement with an unrelated party for a loan of $20,000, bearing interest at the rate of 33.5% per annum, to be repaid at the rate of $1,874 per month. The outstanding balance at February 28, 2025, was $2,298. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•         In April 2023, the Company entered into a financing agreement with an unrelated party for a loan of $37,475, bearing interest at the rate of 19% per annum, to be repaid at the rate of $1,718 per month. The outstanding balance at February 28, 2025, was $34,806. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•         On August 8, 2022, the Company entered into a financing agreement (the “AF Agreement”) with an unrelated party for a loan of $45,000 at an annual interest rate of 26.4%, to be repaid at the rate of $6,114 per week for 20 weeks, On October 17, 2022, this loan was refinanced to include an additional $10,000, such that it bears interest at an annual interest rate of 26.4%, to be repaid at the rate of $3,057 per week for four weeks. On December 20, 2022, the loan was increased to $76,000 and the financing agreement was modified such that the loan bears interest at an annual interest rate of 26.4% and is to be repaid at the rate of $6,114 per week for 17 weeks. On May 13, 2024, the Company agreed to settle the $38,638 owing under the AF Agreement in consideration of a payment of $15,000, which the Company made on June 12, 2024. Under ASC 470-50-40, the fair value of extinguished debt, less the fair value of the payment, is treated as gain. Accordingly, $23,638 was recorded in the Company’s consolidated statement of operations for the three months ended August 31, 2024, as Other Income – Forgiveness of Debt.

•         On June 29, 2022, the Company borrowed $12,500 from an unrelated party at an annual interest rate of 14%. This loan is payable at the weekly rate of $589 for 24 weeks. On October 13, 2022, an additional loan of $6,304 was obtained with a weekly payment of $297 for 24 weeks. At February 28, 2025, the outstanding balance of this loan, including interest, was $16,233.

•         On August 3, 2022, the Company borrowed $15,000 from an unrelated party at an annual interest rate of 42.5%, repayable at the rate of $1,188 per month for 18 months. At February 28, 2025, the outstanding balance of this loan, including interest, was $16,212.

•         On November 7, 2024, the Company made a promissory note in the principal amount of $67,200 in favor of an unrelated party. The Note is payable in one installment of $37,968.00, due on May 15, 2025, and four installments of $9,492.00 each due on June 15, 2025, July 15, 2025, August 15, 2025, and September 15, 2025. Each installment includes interest at the rate of 22 percent per annum. In the event of default in payment and certain other events, the entire outstanding amount of the note will become due and the note will become convertible into shares of common stock at a price per share equal to 65 percent of the lowest Trading Price (as defined in the note) for the common stock during the 10 trading days prior to the conversion date. ASC 815-15 “Derivatives and Hedging” requires that the conversion feature be bifurcated and separately accounted for as an embedded derivative. Pursuant to ASC 815-15, the Company has determined that the value of the embedded derivative is $73,228.

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

The following amounts related to leases were recorded in the balance sheets:

	February 28, 2025 (Unaudited)	May 31, 2024 (Audited)
Right-of-use asset	$18,580	$43,150
Less: accumulated amortization	(7,480)	(7,480)
Right-of-use asset, net	$11,100	$35,670

Lease liabilities – current	$12,938	$21,877
Lease liabilities – noncurrent	–	4,906
	$12,938	$26,873

The Company reimburses related parties for an office space operating lease under a month-to-month arrangement, payable at the discretion of management. See Note 10.

The Company’s total operating lease expense was $49,757 and $69,652 during the nine months ended February 28, 2025, and February 29, 2024, respectively. See Note 10 for additional lease information.

Note 6 -- Revenue

Most of the Company’s revenue is generated by the performance of services to customers and recognized at a point in time based on the evaluation of when the customer obtains control of the products. Revenue is recognized when all performance obligations under the terms of a contract are satisfied, net of certain taxes. Revenue is recorded when customer acceptance is received and all performance obligations have been satisfied. Sales of goods typically do not include multiple products and/or service elements.

The table below summarizes the Company’s disaggregated revenue information:

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Clinical trials	$14,563	$35,601	$265,762	$150,568
Consulting Fees	–	–	–	16,667
Seminar fees	–	–	–	1,925
Merchandise	184	–	1,152	3,819
Total revenue	$14,747	$36,411	$266,914	$172,979

Cost of revenues consists primarily of third-party costs associated with patient stipends. For the nine months ended February 28, 2025, and February 29, 2024, cost of revenues totaled $35,561 and $35,721, respectively.

Note 7 – Stockholders’ Deficiency

The Company is authorized to issue 20,010,000,000 of capital stock, of which 20,000,000,000 shares are common stock, without par value, and 10,000,000 are preferred stock, issuable in series.

Preferred Stock

The Company has designated 2,500,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”). Until July 20, 2022, each share had a par value of $0.001; on that date, the Company amended its articles of incorporation to provide that each such share has no par value. Under this amendment, (i) Series A Stock is entitled to receive dividends on the shares of common stock into which such shares are convertible, (ii) has the voting power of the number of shares of common stock into which such shares are convertible, (iii) is redeemable at the option of the Company for a redemption price equal to the number of shares of Common Stock into which the redeemed shares are convertible and (iv) are senior to the common stock and junior to the Series B Convertible Preferred Stock described below. At February 28, 2025, and May 31, 2024, there were 2,500,000 shares of Series A Stock issued and outstanding.

On July 20, 2022, the Company designated a series of preferred stock, named Series B Preferred Convertible Preferred Stock, comprising 1,000 shares (“Series B Preferred”). The shares of this series have no par value, are not entitled to dividends, have no liquidation rights, are not redeemable, are not convertible, have 60% of the Company’s voting power and rank senior to the common stock and Series A Convertible Preferred Stock. The 1,000 preferred shares were issued in exchange for common stock to an existing common shareholder, who is a related party. The Company has deemed the value of the preferred and common shares to be the same, resulting in no change to additional paid-in capital.

Common Stock

During the three months ended February 28, 2025, the Company issued to a related party (i) 250,000,000 shares of common stock for $75,000 at the price of $0.0003 per share and (ii) 175,000,000 shares of common stock for $45,500 at the price of $0.00026.

At February 28, 2025, and May 31, 2024, there were respectively 10,931,749,347 and 10,431,749,347 shares of common stock issued and outstanding.

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

Due to changes in ownership provisions of the income tax laws of the United States of America, net operating loss carryforwards of approximately $5,647,620 and $5,198,149 at February 28, 2025, and February 29, 2024, respectively, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, the use of net operating loss carryforwards may be limited in future years. They generally expire 20 years from when incurred.

Income taxes for 2017 to 2025 remain subject to examination by the Internal Revenue Service.

Note 10 – Commitments and Contingencies

The Company leases premises of approximately 4,500 square feet located at 6201 Bonhomme Road, Suites 460S and 466S, Houston, Texas. The lease provided for base rent of $3,382 per month, increasing to (i) $3,529 per month on July 1, 2020, (ii) $3,676.04 per month on July 1, 2021, and (iii) $3,823 per month on July 1, 2022, subject to CPI increase. On March 23, 2023, the Company amended the lease to extend its term to June 30, 2024, at a base rent of $4,779 per month. On September 5, 2023, the lease was amended to extend its term to June 30, 2025, at rentals of $0 per month for the two months ended February 29, 2024, $$4,779 per month for the 10 months ending June 30, 2024, and $4,926 per month for the 12 months ending June 30, 2025. For information regarding the recording of the right-of-use asset and the lease liability in the balance sheets in respect of this lease, see Note 5.

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

Note 11 – Related Party Transactions

See Note 8 – Stockholders’ Deficiency – Common Stock for information about the issuance of shares of common stock to a related party.

See Note 10 for information respecting the lease of real property to the Company by one of its officers.

On April 26, 2024, the Company made a promissory note in the principal amount of $291,451 in favor of a related party. This note matures on April 25, 2025, bears interest at the rate of 10% per annum and is repayable in 10 monthly installments of $29,145. Events of default include failure to pay principal or interest when due, breach of covenant, breach of representation and warranty, assignment for the benefit of creditors or appointment of a receiver, bankruptcy and cessation of operations. This note replaced promissory notes previously made by the Company in favor of the related party.

During the nine months ended February 28, 2025, and the year ended May 31, 2024, the Company received cash advances from related parties of and $81,552 and $218,504 for use as working capital.

The balance of related party liabilities owed to certain shareholders totaled $584,766 and $503,214 at February 28, 2025, and May 31, 2024, respectively.

Note 12 – Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Note 13 – Concentration of Risk

The Company had three customers that provided 51%, 30% and 15% of gross revenue for the nine months ended February 28, 2025, and one customer provided 61% and the remaining customers provided 34% of gross revenue for that period.

Note 14 – Subsequent Events

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

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of February 28. 2025, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended May 31, 2024, filed with the SEC on August 16, 2024. Further, the Company urges caution regarding the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements.

General Statement of Business

The Company, headquartered in Houston, Texas, conducts clinical trials for Sponsors and CROs and as a Sponsor through Alpha Research Institute and cannabis-related education in classrooms, seminars and online through Pharmacology University.

Going Concern

As indicated in Note 3 of the notes to the audited consolidated financial statements for the year ended May 31, 2024, and the report thereon of the Company’s independent auditing firm, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has incurred recurring losses and recurring negative cash flow from operating activities and has an accumulated deficiency, and its ability to continue as a going concern depends on the successful execution of its operating plan, which includes the increasing sales of existing services and introducing new services, as well as raising either debt or equity financing.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2025, and February 29, 2024

The following table sets forth information from the statements of operations for the three months ended February 28, 2025, and February 29, 2024.

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenues	$14,931	$36,411
Cost of revenues	19,396	11,809
Gross profit (loss)	(4,465)	24,602

Total operating expense	149,679	184,573
Operating loss	(147,344)	(159,971)

Non-operating expense:
Interest	(10,363)	(49,221)
Change in value of derivative liabilities	(73,000)	–
Net loss	$(230,707)	$(209,192)

Revenues

Revenues were $14,931 and $36,411 for the three months ended February 28, 2025, and February 29, 2024, respectively. The decrease was primarily due to a $14,680 decrease in revenues from clinical trials.

Cost of Revenues

Cost of revenues for the three months ended February 28, 2025, and February 29, 2024, were $19,396 and $11,809, respectively. The difference was primarily due to an increase of $7,587 in cost of revenues in clinical trials.

Total Operating Expense

The following table sets forth total operating expenses for the three months ended February 28, 2025, and February 29, 2024:

	Three Months Ended
	February 28, 2025	February 29, 2024
General and administrative	$62,282	$25,289
Contract labor	45,362	38,344
Professional fees	15,730	95,074
Officer compensation	6,000	8,000
Rent and lease	13,270	17,488
Travel	215	378
Total operating expenses	$142,879	$184,573

Total operating expenses were $142,879 and $184,573 for the three months ended February 28, 2025, and February 29, 2024, respectively. The decrease is attributable to reductions of $79,344 in professional fees, offset by increases of $43,793 and $7,038 in general and administrative and contract labor, respectively.

Operating Loss

Operating loss decreased from $159,971 for the quarter ended February 29, 2024, to $142,879 for the three months ended February 28, 2025, due to the decrease in total operating expenses described above.

Other Expense

For the three months ended February 28, 2025, the Company recorded interest of $10,363, compared with $49,221 for the three months ended February 29, 2024. The company also recorded loss on value of derivative liabilities of $73,228 for the quarter end February 28, 2025.

Net Loss

Net loss for the three months ended February 28, 2025, was $192,443 versus $209,192 for the three months ended February 29, 2024, for the reasons described above.

Comparison of the Nine Months Ended February 28, 2025, and February 29, 2024

The following table sets forth information from the statements of operations for the nine months ended February 28, 2025, and February 29, 2024.

	Nine Months Ended
	February 28, 2025	February 29, 2024
Revenues	$268,066	$172,979
Cost of revenues	35,561	35,721
Gross profit	232,505	137,258

Total operating expense	531,080	593,764
Operating loss	(298,575)	(456,506)

Non-operating income (expense):
Amortization of discount	(24,338)	–
Forgiveness of debt	23,638	–
Interest	(21,403)	(58,904)
Change in value of Derivative Liabilities	(16,398)
	(38,501)	(58,904)
Net loss	$(337,076)	$(515,410)

Revenues

Revenues were $268,066 and $172,979 for the nine months ended February 28, 2025, and February 29, 2024, respectively. The increase was primarily due to an increase of $95,087 in revenue from clinical trials.

Cost of Revenues

Cost of revenues for the nine months ended February 28, 2025, and February 29, 2024, were $35,561 and $35,721, respectively.

Total Operating Expense

The following table sets forth total operating expenses for the nine months ended February 29, 2024, and November 30, 2022:

	Nine Months Ended November 30,
	2025	2024
General and administrative	$163,706	$114,012
Contract labor	145,551	173,725
Professional fees	153,412	202,496
Officer compensation	18,000	32,000
Rent	49,957	69,652
Travel	454	1,878
Total operating expenses	$531,080	$593,764

Total operating expenses were $531,080 and $593,764 for the nine months ended February 28, 2025, and February 29, 2024, respectively. The decrease was primarily attributable to reductions of $28,174 and $43,084 in contract labor and professional, respectively, offset by an increase of $56,194 in general and administrative.

Operating Loss

Operating loss decreased from $456,506 for the nine months ended February 29, 2024, to $337,076 for the nine months ended February 28, 2025, primarily due to an increase of $158,746 in revenue from clinical trials and a decrease in operating expense from professional fees of $43,084.

Other Income (Expense)

For the nine months ended February 28, 2025, and February 29, 2024, interest was $21,403 and $58,904, respectively. During the nine months ended February 28, 2025, the Company recorded income of $23,638 from the forgiveness of a loan and an expense from note discount of $11,200. Additionally a change in value of derivative liabilities and discount amortization of $40,736 added to the other expenses.

As a result, other income (expense) for the nine months ended February 28, 2025, and February 29, 2024, were losses of $8,965 and $58,904, respectively.

Net Loss

Net loss for the nine months ended February 28, 2025, was $313,540 versus $515,410 for the nine months ended February 29, 2024, for the reasons described above.

Changes in Financial Condition and Results of Operations

At February 28, 2025, the Company had $548 in cash and cash equivalents and accounts receivable of $2,640 negative working capital of $887,716 and no commitments for capital expenditures. At May 31, 2024, the Company had $755 in cash and cash equivalents and accounts receivable of $20,139, negative working capital of $860,416 and no commitments for capital expenditures. The Company had cash and cash equivalents of $177 on the date of this Report.

During the nine months ended February 28, 2025, the Company had net cash used in operations of $209,653, while during the nine months ended February 29, 2024, the Company had net cash used in operations of $304,943. During the nine months ended February 28, 2025, the Company had net cash provided by financing activities of $209,445, while during the nine months ended February 29, 2024, the Company had net cash provided by financing activities of $296,824.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2025. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly is not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months that ended February 28, 2025, the Company issued (i) 125,000,000 shares of Common Stock to an officer of the Company as compensation for his services in such capacity during the year ended May 31, 2024, and (ii) 1,000 shares of Series B Preferred Stock to an officer and director of the Company in consideration of services to be rendered in raising capital. These issuances were made in reliance upon the exemptions from registration afforded by Sections 4(a)(2) and/or 4(d) of the Securities Act of 1933 and/or Rule 506(b) or (c) promulgated thereunder.

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

Item 5. Other Information.

Insider Trading Arrangements and Related Disclosure

During the three months ended February 28, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

Date: April 21, 2025	By:	/s/ Dante Picazo
Dante Picazo Principal Executive Officer and Principal Accounting Officer

