Form 10-Q/A
period 2025-02-28
Cannabis Bioscience International Holdings, Inc.
filed 2025-05-09
CIK 1411057

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2025: 10,931,749,347 shares of common stock, without par value.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Cannabis Bioscience International Holdings, Inc. for the quarter ended February 28, 2025, originally filed on April 22, 2025 (the “Original Filing”), is filed (i) to update the cover page to show the number of shares of common stock currently outstanding, (ii) to correct errors in the financial statements and the notes thereto, as well asin Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) to file the XBRL documents that were to be filed by amendment to the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 should be read in conjunction with the Original Filing.

Except as described above, no other changes have been made to the Original Filing.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended February 28, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2025	May 31, 2024
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$548	$755
Accounts receivable	2,640	20,139
Other current assets	598	598
TOTAL CURRENT ASSETS	3,786	21,492
Right-of-use asset	11,100	35,670
TOTAL ASSETS	$14,886	$57,162

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$154,466	$196,088
Bank overdraft	–	2,408
Related party payables	590,095	503,214
Short-term loans (net of amortization of loan fees)	124,739	151,267
SBA loan – current	14,592	7,054
Derivative liabilities	73,228	–
Lease liabilities – current	12,938	21,877
TOTAL CURRENT LIABILITIES	970,058	881,908

LONG-TERM LIABILITIES
Notes payable	20,915	–
SBA loan	249,501	249,361
Lease liabilities	–	4,906
TOTAL LONG-TERM LIABILITIES	270,416	254,267
TOTAL LIABILITIES	1,240,474	1,136,175

STOCKHOLDERS’ DEFICIENCY
Preferred stock: 10,000,000 shares, without par value, authorized, of which 2,500,000 shares have been designated Series A Convertible Preferred Stock and 2,000 shares have been designated Series B Preferred Stock (2,000 and 1,000 shares outstanding at February 28, 2025, and May 31, 2024, respectively	–	–
Common stock, without par value: 20,000,000,000 shares authorized; 10,931,749,347 and 10,431,749,347 shares issued and outstanding at February 28, 2025, and May 31, 2024, respectively.	–	–
Additional paid-in capital	4,445,568	4,255,068
Accumulated deficiency	(5,671,156)	(5,334,081)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,225,588)	(1,079,013)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$14,886	$57,162

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Revenues	$14,931	$36,411	$268,066	$172,979
Cost of revenues	19,396	11,809	35,561	35,721
Gross profit	(4,465)	24,602	232,505	137,258

Cost and expenses
General and administrative	50,172	25,289	151,596	114,012
Contract labor	45,382	38,344	145,551	173,725
Professional fees	9,730	95,074	153,412	202,496
Officer compensation	6,000	8,000	18,000	32,000
Rent and lease	13,270	17,488	49,957	69,652
Travel	215	378	454	1,879
Total operating expenses	124,769	184,573	518,970	593,764

Operating loss	(129,234)	(159,971)	(286,465)	(456,506)

Other income (expense)
Amortization of note discount	(13,138)	–	(24,338)	–
Forgiveness of debt	–	–	23,638	–
Change in value of derivative liabilities	(16,398)	–	(16,398)	–
Interest	(22,473)	(49,221)	(33,513)	(58,904)
Total other income (expense)	(52,009)	(49,221)	(50,611)	(58,904)

Net loss	$(181,243)	$(209,192)	$(337,076)	$(515,410)

Average common stock outstanding	10,726,471,569	10,372,408,688	10,573,938,169	10,317,612,225

Average earnings (loss) per share	$(0.00002)	$(0.00002)	$(0.00003)	$(0.00005)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 28, 2025	February 29, 2024

OPERATING ACTIVITIES
Net loss	$(337,076)	$(515,410)
Adjustments to reconcile net loss:
Adjustment for issuance of common stock for services	70,000	75,000
Amortization of right-of-use-asset and liability	24,570	(51,621)
Amortization of debt discount	24,338	–
Loss on valuation of convertible notes	73,228	–
Changes in assets and liabilities:
Accounts receivable	17,499	(7,091)
Bank overdraft	(2,408)	5,485
Accounts payable and accrued expenses	(41,622)	146,228
Deferred revenue	–	(28,641)
Lease liability	(13,845)	71,107
NET CASH USED IN OPERATIONS	(185,315)	(304,943)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	120,500	75,000
Proceeds from (repayments of) short-term loans	(24,622)	29,859
Proceeds from shareholder loans	7,538	–
Repayments of SBA loan	140	(7,539)
Repayment of related party loan	–	(19,000)
Proceeds from related party loan	81,552	218,504
NET CASH PROVIDED BY FINANCING ACTIVITIES	185,108	296,824

NET DECREASE IN CASH	(207)	(8,119)

CASH AT BEGINNING OF PERIOD	755	8,913

CASH AT END OF PERIOD	$548	$794

Supplemental disclosure of cash flow information
Cash paid for interest	$21,403	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficiency	Total
Balance - May 31, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$4,255,068	$(5,334,081)	$(1,079,013)
Issuance of common stock for services	–	–	–	–	125,000,000	100,000	–	100,000
Net loss for the quarter	–	–	–	–	–	–	(76,305)	(76,305)
Balance - August 31, 2024	2,500,000	$–	2,000	$–	10,556,749,347	$4,355,068	$(5,410,385)	$(1,055,317)
Return of common stocks issued for services	–	–	–	–	(50,000,000)	(30,000)	–	(30,000)
Net loss for the quarter	–	–	–	–	–	–	(79,528)	(79,528)
Balance – November 30, 2024	2,500,000	$–	2,000	$–	10,506,749,347	$4,325,068	$(5,489,913)	$(1,164,845)
Sales of common stock for cash	–	–	–	–	425,000,000	120,500	–	120,500
Net loss for the quarter	–	–	–	–	–	–	(181,243)	(181,243)
Balance – February 28, 2025	2,500,000	$–	2,000	$–	10,931,749,347	$4,445,568	$(5,641,156)	$(1,225,588)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficiency	Total
Balance - May 31, 2023	2,500,000	$–	1,000	$–	10,059,677,919	$4,091,071	$(4,682,736)	$(591,665)
Sales of common stock for cash	–	–	–	–	272,071,428	74,997	–	74,997
Rescission of share sale	–	–	–	–	–	(19,000)	–	(19,000)
Net loss for the quarter	–	–	–	–	–	–	(181,792)	(181,792)
Balance - August 31, 2023	2,500,000	$–	1,000	$–	10,331,749,347	$4,147,068	$(4,864,528	$(717,460)
Net loss for the quarter	–	–	–	–	–	–	(124,426)	(124,426)
Balance – November 30, 2023	2,500,000	$–	1,000	$–	10,331,749,347	$4,147,068	$(4,998,954)	$(841,886)
Issuance of common stocks for service	–	–	–	–	100,000,000	75,000	–	75,000
Net loss for the quarter	–	–	–	–	–	–	(209,192)	(209,192)
Balance – February 29, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$4,222,068	$(5,198,146)	$(976,078)

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

Derivative Liability

The Company analyzes the conversion feature of Convertible Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging. ASC 815-15 requires that the conversion features be bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change. The Company values the embedded derivative using the Black-Scholes pricing model.

Recently Issued Accounting Standards

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate the Company’s continuation as a going concern in accordance with ASC 240-40-50. The Company’s history of recurring losses, negative working capital and negative cash flows from operating activities raises substantial doubt about its ability to continue as a going concern. The Company has not generated any profits since its inception, and its current cash balances will not meet its working capital needs. During the nine months ended February 28, 2025, the Company had a net loss from operations of $337,076, net cash used in operations of $185,315, a working capital deficiency of $966,272, and an accumulated deficiency of $5,671,156.

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

The Company’s total operating lease expense was $49,957 and $69,652 during the nine months ended February 28, 2025, and February 29, 2024, respectively. See Note 10 for additional lease information.

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

The table below summarizes the Company’s disaggregated revenue information:

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Clinical trials	$14,747	$35,601	$266,914	$150,568
Consulting Fees	–	–	–	16,667
Seminar fees	–	–	–	1,925
Merchandise	184	810	1,152	3,819
Total revenue	$14,931	$36,411	$268,066	$172,979

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

The balance of related party liabilities owed to certain shareholders totaled $590,095 and $503,214 at February 28, 2025, and May 31, 2024, respectively.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2025, and February 29, 2024

The following table sets forth information from the statements of operations for the three months ended February 28, 2025, and February 29, 2024.

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenues	$14,931	$36,411
Cost of revenues	19,396	11,809
Gross profit (loss)	(4,465)	24,602

Total operating expense	124,769	184,573
Operating loss	(141,344)	(159,971)

Amortization of note discount	(13,138)	(24,338)
Non-operating expense:
Interest	(22,473)	(49,221)
Change in value of derivative liabilities	(16,398)	–
Net loss	$(181,243)	$(209,192)

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

Total Operating Expense

The following table sets forth total operating expenses for the three months ended February 28, 2025, and February 29, 2024:

	Three Months Ended
	February 28, 2025	February 29, 2024
General and administrative	$50,172	$25,289
Contract labor	45,362	38,344
Professional fees	9,730	95,074
Officer compensation	6,000	8,000
Rent and lease	13,270	17,488
Travel	215	378
Total operating expenses	$124,769	$184,573

Total operating expenses were $124,769 and $184,573 for the three months ended February 28, 2025, and February 29, 2024, respectively. The decrease is attributable to reductions of $85,344 in professional fees, offset by increases of $24,883 and $7,038 in general and administrative and contract labor, respectively.

Operating Loss

Operating loss decreased from $159,971 for the quarter ended February 29, 2024, to $129,234 for the three months ended February 28, 2025, due to the decrease in total operating expenses described above.

Other Expense

For the three months ended February 28, 2025, the Company recorded amortization of note discount of $13,138 for the three months ended February 28, 2025, compared with $0 for the three months ended February 29, 2024, interest of $22,473 for the three months ended February 28, 2025, compared with $49,221 for the three months ended February 29, 2024, and change in value of derivative liabilities of $16,398 for the three months ended February 28, 2025, compared with $0 for the three months ended February 29, 2024.

Net Loss

Net loss for the three months ended February 28, 2025, was $181,243 versus $209,192 for the three months ended February 29, 2024, for the reasons described above.

Comparison of the Nine Months Ended February 28, 2025, and February 29, 2024

The following table sets forth information from the statements of operations for the nine months ended February 28, 2025, and February 29, 2024.

	Nine Months Ended
	February 28, 2025	February 29, 2024
Revenues	$268,066	$172,979
Cost of revenues	35,561	35,721
Gross profit	232,505	137,258

Total operating expense	518,970	593,764
Operating loss	(286,465)	(456,506)

Non-operating income (expense):
Amortization of note discount	(24,338)	–
Forgiveness of debt	23,638	–
Interest	(33,513)	(58,904)
Change in value of derivative liabilities	(16,398)
	(50,611)	(58,904)
Net loss	$(337,076)	$(515,410)

Revenues

Revenues were $268,066 and $172,979 for the nine months ended February 28, 2025, and February 29, 2024, respectively. The increase was primarily due to an increase of $95,087 in revenue from clinical trials.

Cost of Revenues

Cost of revenues for the nine months ended February 28, 2025, and February 29, 2024, were $35,561 and $35,721, respectively.

Total Operating Expense

The following table sets forth total operating expenses for the nine months ended February 29, 2024, and November 30, 2022:

	Nine Months Ended November 30,
	2025	2024
General and administrative	$151,596	$114,012
Contract labor	145,551	173,725
Professional fees	153,412	202,496
Officer compensation	18,000	32,000
Rent	49,957	69,652
Travel	454	1,879
Total operating expenses	$518,970	$593,764

Total operating expenses were $518,970 and $593,764 for the nine months ended February 28, 2025, and February 29, 2024, respectively. The decrease was primarily attributable to reductions of $28,174 and $43,084 in contract labor and professional, respectively, offset by an increase of $37,584 in general and administrative.

Operating Loss

Operating loss decreased from $456,506 for the nine months ended February 29, 2024, to $286,465 for the nine months ended February 28, 2025, primarily due to an increase of $158,746 in revenue from clinical trials and a decrease in operating expense from professional fees of $49,084.

Other Income (Expense)

For the nine months ended February 28, 2025, and February 29, 2024, interest was $33,513 and $58,904, respectively. During the nine months ended February 28, 2025, the Company recorded income of $23,638 from the forgiveness of a loan and an expense from amortization of note discount of $$24,338. Additionally, the Company incurred a change in value of derivative liabilities of $16,398. As a result, other income (expense) for the nine months ended February 28, 2025, and February 29, 2024, were losses of $50,611 and $58,904, respectively.

Net Loss

Net loss for the nine months ended February 28, 2025, was $337,076 versus $515,410 for the nine months ended February 29, 2024, for the reasons described above.

Changes in Financial Condition and Results of Operations

At February 28, 2025, the Company had $548 in cash and cash equivalents and accounts receivable of $2,640, negative working capital of $966,272 and no commitments for capital expenditures. At May 31, 2024, the Company had $755 in cash and cash equivalents and accounts receivable of $20,139, negative working capital of $860,416 and no commitments for capital expenditures. The Company had cash and cash equivalents of $177 on the date of this Report.

During the nine months ended February 28, 2025, the Company had net cash used in operations of $185,315, while during the nine months ended February 29, 2024, the Company had net cash used in operations of $304,943. During the nine months ended February 28, 2025, the Company had net cash provided by financing activities of $185,108, while during the nine months ended February 29, 2024, the Company had net cash provided by financing activities of $296,824.

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

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

Date: May 9, 2025	By:	/s/ Dante Picazo
Dante Picazo Principal Executive Officer and Principal Accounting Officer

