Form 10-K
period 2025-05-31
Cannabis Bioscience International Holdings, Inc.
filed 2025-09-22
CIK 1411057

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File Number: 333-146758

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on November 29, 2024 (the last trading day before November 30, 2024, as reported on Nasdaq.com: approximately $2.9 million.

Number of shares of the registrant’s common stock outstanding as of September 22, 2025: 11,626,749,347.

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

ii

Third-Party Information

This Report includes information and estimates based on reports and other publications, sources from industry analysts, market research firms and other independent sources that were generally available to the public and not commissioned by us, in addition to management’s good-faith estimates and analyses. We believe that such reports and publications are reliable, but have not independently verified them or their underlying data sources, methodologies or assumptions. They contain information and estimates that are based on estimates, forecasts, projections, market research, or similar methodologies and are inherently subject to uncertainties. Actual events or circumstances may differ materially from events and circumstances reflected in these reports.

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

Overview

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

The Company has three businesses:

•	The Company conducts a business generally related to cannabis-related research and education under the trade name Pharmacology University (the “Pharmacology University Business”). For a more description of the Pharmacology University Business, see “Business – Pharmacology University Business.”

•	The Company conducts clinical trials, some of which may involve cannabis and CBD products as a Sponsor and a CRO under the trade name Alpha Research Institute (the “Alpha Research Business’). For a description of the Alpha Research Business, see “Business – Alpha Research Business.”

•	The Company plans to manufacture, market and sell CBD products under the name “VitaCookies” (the “CBD Business”). For a description of the CBD Business, see “Business – CBD Business.”

The Company is seeking to establish a prominent position in the field of scientific research and biotechnology applied to medicinal cannabis and to compete successfully with companies that have significantly larger financial resources. Despite operating with substantially lower capital, facilities and manpower, the Company is attempting to establish a strong foundation in scientific research and biotechnology and to attain scientific and clinical achievements that rival those of larger industry players. The Company has filed 10 applications for utility patents with the U.S. Patent and Trademark Office (USPTO) and plans to file 10 more. The company also holds 12 U.S. trademarks. The Company also has an intellectual property portfolio of more than 100 medical formulations for treating conditions including menopause, PTSD, dysbiosis, depression, and Alzheimer’s disease, along with scientific literature and educational audiovisual materials.

The Company has actively engaged in public policy and regulatory discourse. Along with firms that have invested substantial amounts in the cannabis industry, the Company was selected to participate in the Drug Enforcement Administration’s 2024 hearing on the rescheduling of marijuana from Schedule 1, where the Company’s representative gave testimony emphasizing the importance of scientific research, biotechnological development and regulated access to cannabis for medical purposes. These hearings have been paused, but the Company intends to participate in them when they resume to maintain its position in support of medical cannabis based on a strong bioscientific foundation.

The Cannabis Industry

The cannabis industry is fast-growing, increasingly complex, and rapidly changing. The Company believes that the growing cannabis industry in the United States and abroad offers a significant market opportunity for its Pharmacology University Business, as persons involved in the industry need the educational and other services that it furnishes, as more fully described below

The U.S. cannabis industry is undergoing rapid growth and change, particularly with the recent opening of opportunities for federally sanctioned research on cannabis in partnership with the Drug Enforcement Administration (the “DEA”), as well as the federal legalization of hemp and corresponding state and federal hemp research programs.

The legal cannabis market in the United States has shown sustained growth since reaching approximately $27 billion in sales in 2022 (Brightfield Group), with estimates placing the market value between $44 and $45 billion in 2025 (Grand View Research, Statista), around $50 billion by 2028 (Brightfield and Statista), and within a range of $67 to $76 billion by 2030 (Whitney Economics and Grand View Research), reaching as high as $87 billion by 2035 (Whitney Economics), which confirms its continuous expansion in both recreational and medical segments.

In the medical market, demand for cannabis for research continues to accelerate, driven by ongoing legalization efforts and strong public support. As of early 2025, medical cannabis remains legal in 40 U.S. states, four of its five inhabited territories, and the District of Columbia. While precise national estimates of registered medical cannabis patients are not uniformly reported, enrollment data from states with mandatory registries indicate that at least 3.6 million patients are currently registered — a notable increase from prior figures. Furthermore, projections suggest that the number of registered patients could reach 5.7 million by 2030, highlighting sustained growth trends in medical participation. The global medical cannabis market is also on a strong upward trajectory. In 2024, the market was valued at approximately $12.65 billion, and forecasts anticipate that it will expand at a compound annual growth rate (CAGR) of 24% through 2034, potentially reaching $108.7 billion by that year. Another projection estimates growth from $14.34 billion in 2024 to $52.23 billion by 2034, at a CAGR of 13.8%. These trends reflect the widening scope of research interest: not only in states where medical cannabis is already legal, but in anticipation of broader state and potential federal legalization. Authorities like the DEA continue to respond by expanding aggregate production quotas for cannabis, aiming to meet increasing research demand — though specific quota figures for 2025 were not yet available at the time of reporting.

In 2024, the leading pharmaceutical companies worldwide invested approximately $288 billion in research and development (R&D), according to data from Evaluate Pharma BioSpace. In the United States, this amount represents a significant portion of the global total. The private R&D market, including federal programs such as those of the DEA, continues to show interest in investigating the uses and risks of cannabis and hemp derivatives, extending beyond the states that have legalized their medical use.

Cancer remains one of the primary drivers of demand for medical cannabis. According to the World Health Organization (WHO), in 2022, there were nearly 20 million new cancer cases and 9.7 million deaths, and projections indicate that by 2050, new cases will exceed 35 million, with mortality almost doubling. In the United States, it is estimated that in 2025, there will be approximately 2,000,000 new cancer diagnoses and 600,000 deaths from this disease. At the same time, medical cannabis is increasingly recognized as an alternative for chronic pain management: in Michigan, one study found its use was associated with a 64% reduction in opioid consumption, decreased medication use and side effects, and improved quality of life. Likewise, patients with neuropathic pain reported a 73.5% decrease in monthly opioid dosages (MME), while those with primary chronic pain achieved a 68% reduction. These findings underscore cannabis’s potential as a therapeutic tool in addressing both the rising global disease burden and the significant challenges posed by long-term opioid use.

Expanding Legalization of Cannabis

Cannabis Generally

A recent CBS News poll found that 88% of Americans support the legal use of medical cannabis when recommended by a doctor. Cannabis Business Daily projects sales in the cannabis industry to be $15.5 billion and $20.3 billion in 2020 and 2021, respectively, and sales could be as high as $37 billion in 2024. The size of the industry was only $3.4 billion in 2015. Sharp sales increases in recently launched medical cannabis programs – as well as continued gains in adult-use markets – are expected to fuel much of the industry’s growth over the coming years.

Forty U.S. states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes. Eighteen of those states, the District of Columbia and Northern Mariana Islands have also legalized cannabis for adults for non-medical purposes (sometimes referred to as adult use). Under federal law, however, those activities are illegal. Cannabis, other than hemp (defined by the U.S. government as Cannabis Sativa L., with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the Controlled Substances Act (the “CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis, whether in-state or interstate, violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA or conspire with another to violate the law. Violation of the CSA is a predicate for the violation of other criminal laws, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law.

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

Since 2014, versions of the U.S. omnibus spending bill have included provisions that prohibit the Department of Justice (the “DOJ”, including the Drug Enforcement Administration (the “DEA”), from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In 2016, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws and other courts that have considered the issue have ruled similarly. However, the court noted that if these provisions were not continued, prosecutors could prosecute conduct that occurred even while the provision was previously in force. This decision does not apply to adult-use businesses.

Despite the ongoing federal illegality of cannabis, the DEA has authorized certain institutions to conduct research using cannabis. Between January 2017 and January 2019, the DEA’s projections for federally approved cannabis research projects increased dramatically: the number of federally registered cannabis researchers increased from 384 to 542. In 2019, the DEA announced that it would further facilitate and expand scientific and medical research for cannabis in the United States, including registering additional entities to produce cannabis for researchers and increasing the amount and variety of cannabis available for research to “facilitate research, advance scientific understanding about the effects of marijuana, and potentially aid in the development of safe and effective drug products that may be approved for marketing by the Food and Drug Administration.” Further, this announcement acknowledged the possibility that medical cannabis or related products may, in the future, require FDA approval and come under the FDA’s FDCA jurisdiction.

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

As discussed under the caption “Alpha Research Business,” recent legislation has made research in product candidates containing hemp-derived cannabinoids possible without FDA approval.

The Company believes that the anticipated growth of the cannabis industry, propelled in significant part by the increasing legalization of cannabis, offers the Company opportunities to expand. The industry requires skilled and educated cannabis professionals to operate.

CBD Products

Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or no THC content, were classified under the CSA Controlled Substances Act (the “CSA”), as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act “), which removed hemp, defined as cannabis with less than 0.3% of THC, from Schedule 1 status under the CSA and legalized the cultivation and sale of hemp at the federal level, subject to compliance with certain federal requirements and state law, among other things. THC is the psychoactive component of plants in the cannabis family, generally identified as marihuana or marijuana.

The 2018 Farm Bill also shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture. The 2018 Farm Bill did not change the United States Food and Drug Administration’s (“FDA”) oversight authority over CBD products. The 2018 Farm Act delegated the authority to the states to regulate and limit the production of hemp and hemp-derived products within their territories. As of the date of this report, 44 states have adopted laws and regulations that fully or partially legalize the production and sale of hemp and hemp-derived products.

The FDA has indicated that, in its view, certain products containing CBD may not be lawful under the Federal Food, Drug and Cosmetic Act (“FDCA”). On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that the FDA requires that a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit or with any other claim with respect to disease to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived.

State Regulation

Texas

In 2015, Texas adopted the Texas Compassionate Use Act (the “TCUP”), which permitted the use of cannabis products with low levels of THC for patients who suffered from intractable epilepsy. The TCUP was amended in 2019, 2021, and 2025 to include several other conditions, including cancer, autism and chronic pain, that could be treated by THC products and increase the permissible level of THC.

The Texas legislature recently passed, and Governor Greg Abbott approved Law HB 46 (“Law HB 46”), which expands and enhances the TCUP. The changes made by HB 46 include:

•	Adding the following qualifying conditions to those set forth in the TCUP: chronic pain (continuous or intermittent severe pain for more than 90 days), Crohn’s disease, traumatic brain injury, terminal illnesses, and being in hospice care.

•	Adding methods of delivery, including lotions, patches, suppositories, and non-smoked pulmonary inhalation.

•	Replacing the limit of 1% THC by weight under the TCUP with a level of up to 10 milligrams per dose and a package not to exceed 1 gram of THC.

•	Making recommendations effective for one year with four 90-day refills.

•	Directing the Department of Public Safety to issue 12 additional licenses for dispensing organizations, for a total of 15, and requiring a dispensing organization to become operational within 24 months after its license is issued.

•	Requiring monitoring of dispensed cannabis by the Texas Board of Pharmacy via the Prescription Monitoring Program.

•	Requiring that a person owning 10% or more in a dispensing organization submit his fingerprints for a background check.

•	Requiring that patient information held by a registry be kept confidential.

Other States

CBD products are legal in 24 states and partially legal in 20 others. Because the Company plans to manufacture and sell VitaCookies only within the State of Texas for the time being, the Company has not analyzed the laws of the other states with respect to the legality of its CBD products, but will do so before marketing its CBD products therein.

Pharmacology University Business

Overview of the Pharmacology University Business

Through the Pharmacology University Business, the Company provides knowledge and promotes professionalism in the rapidly growing cannabis industry through education in and research about the medical properties and healing virtues of this substance. The Company does not cultivate, sell or distribute cannabis or cannabis-infused products and has no plans to do so. Pharmacology University is not an institution of higher education, is not chartered, regulated or accredited by any governmental or private agency and does not offer training that qualifies recipients to become pharmacists or pharmacologists.

Pharmacology University’s business and prospects are influenced by the growth of the cannabis industry and by the demand for experienced, educated professionals to guide and expand that industry ethically and responsibly in the United States and other countries where the Company may operate legally. While the Company supports the legal cannabis industry generally, its primary focus is on educating cannabis industry workers and leaders, as well as conducting scientific research and development of hemp and cannabis for medicinal and commercial applications. One of the Company’s most important assets is the close relationship of its personnel with, and cooperation from, law enforcement agencies in the jurisdictions where it does business. Police agencies in several countries have participated as guest speakers at the Company’s seminars.

In the United States, the Company has conducted instructional seminars and cannabis classes in Texas, Arkansas, Florida, Illinois, Missouri, Oklahoma, and Georgia, as well as in Puerto Rico, and intends to expand to additional states where legally permissible. Currently, seminars and classes are being held only in Texas. The Company has also conducted instructional seminars and cannabis classes in Mexico, Peru, Ecuador, Colombia, and the Dominican Republic. At present, the Company is resuming and expanding its in-person educational programs for business leaders, physicians, attorneys, nurses, insurance agents, patients, and others regarding medical cannabis programs. In Texas, particular attention is given to the Texas Compassionate Use Program (TCUP), established in 2015, and expanded by House Bill 46, with regard to which the Company is planning to provide education and support.

The Company offers opportunities for learning, discovery and engagement to students, doctors, scientists, entrepreneurs and others in a real-world setting. It provides a full range of educational programs at all levels and pursues a broad agenda of research, innovative and creative activities and builds partnerships with academic institutions, community organizations, government agencies and the private sector in many jurisdictions, including Jorge Tadeo Lozano University in Bogota, Cartagena, and Santa Marta, Colombia; Clayton State University, Atlanta, Georgia; Autonomous University of Santo Domingo, Dominican Republic; EUFLORIA Medical Cannabis Dispensary, Tulsa, Oklahoma; the Polytechnic University of Puerto Rico in San Juan, Dispensarios 420, Puerto Rico; Cannapolis Scientific Farm in Colombia; Hemp Ecuador in Ecuador.

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

Courses are taught and seminars are led by degreed professionals, university professors, and industry experts with at least two years of commercial experience in the particular subject. For example, the cultivation course might be taught by a professor of horticulture, an individual with an M.S. degree in agriculture, or a master grower with three years’ experience growing crops of at least 500 plants. The Company has held classes at colleges and universities in classrooms with projectors, screens and microphones, including at the University of Texas, Houston; Texas Women’s University; University of Oklahoma; Oklahoma State University; Clayton State University, Atlanta; Polytechnic University, San Juan; Texas A&M University; and Jorge Tadeo Lozano University in Bogota, Cartagena, and Santa Marta, Colombia. The Company believes, however, that due to convenience, demand for its courses is trending towards online education and away from classrooms and seminars.

The Company plans to conduct seminars, courses, and training programs that will support physicians, attorneys, chemists, biologists, insurers, dietitians, and veterinarians in understanding this new regulatory framework created by HB 46. The first of these will be a seminar on November 1, 2025, at UTHealth Houston, with CLE and CME accreditation. Subsequently, the Company plans to hold five seminars in Houston, Dallas, San Antonio, El Paso and Brownsville.

Students learn about Pharmacology University through its website, social media, ticket venues, and local cannabis groups. Upon completing a course of study, students receive certificates of completion, which are not certifications of their ability to work in a particular field, but recognition of their completion of a non-accredited class. A 130-hour course lasting a semester was available at the University of Tadeo in Colombia, and the students who completed it received a certificate entitled “Diplomado en Cannabis.” In addition, CME and CLE credits were available for doctors and lawyers taking the classes. The Company received CLE approvals for courses that it offered in Arkansas (Office of Professional Programs), Oklahoma (Oklahoma MCLE Commission) and Texas (State Bar of Texas) and received CME approvals for courses that it has offered in Arkansas (University of Arkansas for Medical Sciences Office of Continuing Education), Texas and Florida (Ponce Medical School Foundation). We were the first company approved by the Department of Health of the Commonwealth of Puerto Rico to provide all training certificates, including medical education, agriculture and manufacturing education, dispensary education, and others in the medicinal cannabis industry.

The Company is resuming and expanding its in-person classroom teaching and seminars, while continuing to develop online courses to provide flexible and convenient learning opportunities for students in multiple languages. Currently, it has more than 100 videos available online in English, Spanish, Portuguese, Italian, Arabic, French, and Mandarin. Virtual classes are also designed to be conducted via Zoom, allowing students to interact in real time and ask questions during the courses. The Company expects that online courses may provide revenue as these activities expand. In addition, both in-person and online programs are expected to grow. The Company continues to broaden its offerings to business leaders, medical and legal professionals, and other stakeholders in the cannabis industry.

The Company believes that teaching in classrooms and public forums is unlikely to resume to its former extent. We held no classes or seminars during the year ending May 31, 2025, producing revenue of $0, compared with two classes and no seminars during the year ending May 31, 2024, producing revenue of $6,335.

Digital Products

Pharmacology University offers educational materials for sale on online platforms, including those operated by Amazon, Zinio, Apple, Kobo, Barnes & Noble, and Google Books.

The Company has published 50 cannabis-related eBooks in five languages, produced videos for online distribution, and recorded over 13,000 minutes of audio in five languages. Artificial intelligence services have also been engaged to generate translations of these materials in up to 100 additional languages. These activities have resulted in increased expense, with minimal revenue and no profit to date; however, the Company expects that they may become profitable and represent a growing component of its business.

The Company publishes its educational content on various marketplaces that host products in languages commonly used worldwide. Platforms include those from Brazil, Spain, England, Mexico, Canada, the United States, Germany, and other countries. Currently, the Company has three types of products published across these platforms:

•	E-Books: The Company publishes fifty titles in Spanish, English, Portuguese, Italian, and Arabic on Amazon, Kobo, and Google Books. In addition, Smashwords distributes its content on Barnes & Noble, Apple, Baker & Taylor’s Axis 360, OverDrive, Scribd, cloudLibrary, Gardners Extended Retail, Odilo, and Gardners Library.

•	Audiobooks: Findawayvoices distributes the Company’s content on 3Leaf Group, Axiell, Baker & Taylor, Bibliotheca, Bidi, EBSCO, Follett, hoopla, LOL, Dilo, Overdrive, Perma-Bound, Ulverscroft, and Wheelers, as well as on 24symbols, Anyplay, Apple, Audiobooks.com, AudiobooksNow, AudiobooksNZ, BajaL, BingeBooks, Bokus Play, Bookmate, Chirp, Cliq, Downpour, eStories, Google Play, Hummingbird, Instaread, Leamos, Libro.FM, Milkbox, Nextory, NOOK, Scribd, and Ubook.

•	Video Courses: The Company publishes 161 titles on Amazon (6 courses), Sympla (17 courses), Teachlr (62 courses), Edusity (13 courses), Simplivlearning (16 courses), Alugha (40 courses), Aprendum (4 courses), and Unihance (105 courses).

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

Franchising

The Company offered educational programs to franchisees worldwide. A franchisee purchased the right to provide our courses in its particular city. In addition to an initial franchise fee, a franchisee paid a 10% franchise fee and a 2% advertising fee on all gross sales. We assisted in creating and registering a franchisee’s business identity; developing and activating its websites; creating its social media platforms; providing it with marketing plans; assisting in finding venues for their classes; explaining how to find qualified instructors; providing PowerPoint presentations as well as books for students and instructors; and providing one week of one-on-one training relating to the operation of the franchise. In addition, we provided one month of marketing assistance. In April 2024, we decided not to pursue franchising.

Consulting

The Company offered consulting services, which included: These services included:

•	creating and presenting advertising material for campaigns in traditional and digital media, including publicity strategy, campaign creation, design of flyers, advertising social networks, newspapers and magazines and creation of audiovisual content.

•	consulting services to entrepreneurs considering entering the cannabis industry, manufacturers and growers, including preparation of business plans, guidance in business structure, guidance in seeking investment, preparation of license and other applications and development of operating procedures.

The costs of these services were based on the nature of each assignment.

The Company provided these services in many states and Puerto Rico and assisted in obtaining over 40 licenses for its clients for dispensaries, cultivation, manufacturing and a full analytical laboratory.

For the years ended May 31, 2024, and May 31, 2025, the Company recorded revenues of $28,641 and $0, respectively, from consulting services. However, in September 2025, the Company entered into an agreement to provide advisory services for obtaining a hemp license.

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

Clinical trials are a research method designed to evaluate and test new drugs or devices. They are typically conducted in four phases, each of which has a different purpose and helps scientists to answer various questions.

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

The Alpha Research Business is staffed by seven personnel responsible for regulatory and Investigational Review Board (“IRB”) processes and a staff of two auditors. An IRB is an independent body required by federal regulation, comprising medical, scientific, and nonscientific members, whose responsibility is to ensure the protection of the rights, safety, and well-being of human subjects involved in a clinical trial. An IRB reviews and approves clinical trials, protocols, amendments, methods and materials to be used in obtaining and documenting informed consents from trial subjects.

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

Alpha Research finds Sponsors and CROs in three ways:

•	Recruitment websites. On these websites, we search for trials that are within our competence and contact the related Sponsors or CROs, providing relevant information about ourselves, who will respond if they are interested in our services. The Sponsor or CRO will consider entering into a contract for the study only after it has met with our personnel and has visited our facilities, and if the Sponsor or CRO is satisfied that we can conduct the trial and comply with the terms of its contract, which, as indicated above, are complex. Even then, the Sponsor or CRO may award the contract to a firm that it considers better qualified.

•	Sponsor or CRO websites. The process is similar to that described above for recruitment websites.

•	Personal contact.

We are currently conducting clinical trials for Sponsors and CROs in non-cirrhotic, non-alcoholic steatohepatitis, chronic obstructive pulmonary disease, a multivalent pneumococcal vaccine, iron deficiency anemia and the collection of biospecimen collections and samples across all ages and various therapeutic areas, and multiple medical conditions. We are actively seeking contracts, have bid on four and believe that we will be successful in obtaining some of them. We produced revenues of $301,731 and $213,865 from our clinical trials business for the years ending May 31, 2025, and May 31, 2024, respectively.

Based on these factors and the expertise of the Company in conducting clinical trials, it believes that it can develop and test CBD products.

These trials will be conducted in the Company’s facilities, adding additional CRCs to handle the new studies. It will contract with an IRB to ensure all protocols are met and approved.

If a clinical trial indicates that a product is safe and effective, the Company intends to exploit it by selling or licensing it. Where possible, it will seek protection of intellectual property related to the use of a product through patents and trademarking.

CBD Products and Research

Background

CBD and Its Properties

CBD is a naturally produced cannabinoid from the cannabis plant that differs from other cannabinoids, such as THC, in its structure and mechanism of action. CBD does not have psychoactive effects and does not alter the consciousness and perception of the user.

CBD has been proven clinically to have anti-inflammatory, analgesic, anti-seizure, immunomodulatory and anxiolytic activity. For example, according to an article in Harvard Health Publishing, the consumer health education division of Harvard Medical School (“Cannabidiol (CBD): What we know and what we don’t,” published on September 24, 2021), there is strong evidence for the use of CBD in treating certain childhood epilepsy syndromes, and one CBD-based drug, Epidiolex, has been approved by the Federal Drug Administration for treating these conditions. This article states that animal studies, human research and self-reporting suggest that CBD may help with anxiety, insomnia, chronic pain and treatment of addiction. Other articles state, with varying degrees of certainty, that CBD may be used to treat other conditions, including mental disorders, such as depression, psychosis and PTSD; cancer-related symptoms, such as nausea, vomiting and pain; neurological conditions, such as Parkinson’s disease, Huntington’s disease, autism spectrum disorder and motor disorders; substance abuse; glioblastoma; high blood pressure; and sleep disorders.

Market

According to a report published in 2024 by Precedence Research, a market intelligence and consulting firm based in Canada and India, the global market size of CBD consumer health products was approximately $20.9 billion, of which U.S. markets accounted for about $9.0 billion in 2024. According to the report, this growth has been driven by the expansion in the availability of CBD products across various categories, such as dietary supplements, cosmetics, functional beverages, and wellness formulations, as well as by the growing consumer acceptance regarding the use of cannabidiol as an ingredient with therapeutic potential. The report projects that the U.S. market for CBD products will reach about $34.66 billion by 2034, representing a compound annual growth rate of approximately 14.45%, which reflects not only the strength of domestic demand but also the expected impact of innovation in new formulations and the possible easing of the regulatory framework. If these projections are fulfilled, CBD will become a significant sector in the U.S. health and wellness, impacting the pharmaceutical and mass consumer markets.

VitaCookies

The Company expects to launch its first CBD products in the State of Texas in the foods category of functional wellness edibles under the name “VitaCookies.” These cookies, which the Company believes have therapeutic properties, are formulated with cannabinoids and natural extracts to provide relief for a variety of medical conditions. Unlike other stigmatized formats, such as cigarettes or gummies, our team of physicians, chemists, and biologists has collaborated to develop a more refined, safe, and appealing product, designed to integrate seamlessly into patients’ daily lives through a reliable and enjoyable format.

The first launch includes:

•	VitaDepression Cherry Cookies are intended to improve mood balance, sleep quality, and cognitive function by acting on the gut microbiota and reducing oxidative stress.

•	VitaMenopause Mango Cookies are intended to relieve symptoms of perimenopause and menopause, such as hot flashes, fatigue, insomnia, and emotional changes.

•	VitaFibromyalgia Strawberry Cookies are intended to reduce pain, neuroinflammation, and chronic fatigue in patients with fibromyalgia.

•	VitaPainRelief Blackberry Cookies are intended to provide analgesic support for patients with chronic pain, reducing inflammation and improving daily well-being.

•	VitaOsteoporosis Fig Cookies are designed for bone and joint health, with nutrients such as calcium, magnesium, and vitamin D that help prevent the loss of bone mineral density.

•	VitaPrebiotic Plum Cookies are aimed at digestive health and the balance of the gut microbiota.

•	VitaDiabetes Support Pecan Nut Cookies are intended to help regulate glucose and metabolism in individuals with Type 2 diabetes or insulin resistance.

•	VitaCollagen Guava Cookies are intended to promote collagen production, thereby improving skin elasticity, joint function, and tissue recovery.

•	VitaPTSD Dark Chocolate and Passion Fruit Cookies are intended to support patients with post-traumatic stress disorder, anxiety, and insomnia.

•	VitaAnxiety Banana Cookies are formulated to assuage anxiety and emotional disturbances and to help balance the nervous system and regulate sleep.

The Company intends to launch VitaCookies in the near future. The Company will initially manufacture the VitaCookies on its own leased premises and market them initially through its own website. In the future, depending on the demand for VitaCookies, it may subcontract manufacturing.

For the time being, the Company plans to market only in the State of Texas, where its headquarters are located and VitaCookies will be manufactured. Because the FDA has taken the position that foods containing CBD cannot be introduced in interstate commerce, the Company will not sell VitaCookies and other products over which the FDA has jurisdiction outside the State of Texas, but may in the future expand its sales into other states if such sales become legal under federal law and the laws of the states where such sales are made. At that time, the Company will endeavor to sell these products to large national retail and pharmaceutical chains, specialized marketplaces for health and wellness products, such as wellness centers, vitamin stores, and to regional self-service chains, local supermarkets and liquor stores.

Development of New CBD Products

The Company intends to conduct research on the efficacy of CBD-based products. Possible areas of study are endocannabinoid system physiology to study the normal endocannabinoid range in healthy individuals; the medical consequences of low endocannabinoid levels; the effects of cannabinoid administration in the organism; the effect of cannabinoid-based treatments respecting cancer prevention, tumor size and viability, cancer-related symptoms and chemotherapy-induced symptoms; irritable bowel syndrome; migraine; anxiety; and fibromyalgia. These studies will involve various methodologies, which will include blood tests, breathalyzer tests and electroencephalograms (EEGs) to determine the impact of cannabinoids on pathologies that have been linked to clinical endocannabinoid deficiencies such as irritable bowel syndrome, migraine and fibromyalgia. Where appropriate, the Company will conduct clinical trials through Alpha Research Institute or an independent entity. If a product is found to be safe and effective, the Company intends to exploit it by selling or licensing it. Where possible, it will seek protection of intellectual property related to a product through patents and trademarking.

Patents and Trademarks

The Company has filed ten utility patent applications with the U.S. Patent and Trademark Office relating to cannabinoid-based compounds, formulations, and methods of treatment. These applications are intended to protect the Company’s innovations, compositions and methods of use. The applications are:

•	Application No. 18/905,128, filed on October 2, 2024, for a method of treatment for pancreatic cancer.

•	Application No. 18/918,386, filed on October 17, 2024, for a cannabinoid-based nanoplatform composition and methods for treating breast cancer by inhibiting VEGF.

•	Application No. 18/920,359, filed on October 18, 2024, for an integrative treatment for shingles based on cannabinoid compounds.

•	Application No. 18/922,127, filed on October 21, 2024, for a cannabinoid-based nanoplatform composition and methods for treating knee osteoarthritis.

•	Application No. 18/921,140, filed on October 21, 2024, for a cannabinoid-based nanoplatform composition and methods for treating menopause.

•	Application No. 18/924,087, filed on October 23, 2024, for a cannabinoid composition and method for treating symptoms of respiratory viral infections.

•	Application No. 18/929,972, filed on October 29, 2024, for an advanced cannabinoid therapeutic composition targeting the microbiota-gut-brain axis for comprehensive depression management.

•	Application No. 18/934,360, filed on November 1, 2024, for comprehensive cannabinoid compositions and methods for the management of anxiety disorders.

•	Application No. 18/942,512, filed on November 9, 2024, for an advanced cannabinoid formulation for targeted management of multiple sclerosis.

•	Application No. 18/957,035, filed on November 22, 2024, for cannabinoid formulations and methods for oral care and health management.

No assurance can be given that any of these applications will result in the issuance of patents.

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

Concentration of Revenues

The Company has depended on a few customers of Alpha Research Business for substantial portions of its revenue. For the year ended May 31, 2025, the Company had revenues of $303,022, of which 66.7% and 24.1% were received from two customers. For the year ended May 31, 2024, the Company had revenues of $248,841, of which 62.8% and 24.1% were received from two customers.

Description of Property

The Company leases approximately 1,367 square feet at 6201 Bonhomme Road, Suite 435N, Houston, Texas, under a lease dated April 12, 2024, and amended on June 18, 2025. The lease, as amended, added a one-year term that commenced on June 1, 2025, at a base rent of $1,730 per month.

The Company is using as office space a portion of an apartment leased by one of its officers with an area of 1,400 square feet in Houston, Texas, at 1625 Main St, Houston, Texas, for which it is reimbursing him at the rate $2,817 per month.

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

The Company believes that it is in compliance with all material government regulations.

Information About Our Executive Officers

The names and ages of the Company’s executive officers and their positions with the Company are as follows:

Name (Age)	Present Position (Effective Date)	Positions Held During Past Five Years (Effective Date)
Dante Picazo (69)	Chief Executive Officer, Chief Financial Officer and Director (2019)	Chief Executive Officer, Chief Financial Officer and Director (2019)
John Jones (60)	Treasurer and Director (2024)	Treasurer and Director (2024)

There are no family relationships between any of the officers named above and, except for an Agreement, dated as of August 19, 2024, by and among the Company, John Jones and Barbara Kamienski (the “Jones Agreement”), there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he was selected as an officer. For information regarding the Jones Agreement, see “Certain Relationships and Related Transactions, and Director Independence – Jones Agreement”. The board of directors (the “Board”) appointed each of the officers named above to hold office until his successor is elected and qualified or until his earlier resignation or removal.

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

The Company leases approximately 1,367 square feet at 6201 Bonhomme Road, Suite 435N, Houston, Texas, under a lease dated April 12, 2024, and amended on June 18, 2025. The lease, as amended, added a one-year term that commenced on June 1, 2025, at a base rent of $1,730 per month. For information regarding the recording of the right-of-use asset and the lease liability in the consolidated balance sheets, see Note 5 to the Company’s financial statements.

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

The Common Stock is quoted on the OTC Pink tier of the alternate trading system operated by OTC under the trading symbol CBIH. Market quotations for shares of Common Stock shown on OTC’s quotation system reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On September 10, 2025, the closing price for the Common Stock quoted by OTC was $0.0005 per share.

As of the date of this Report, there were 420 record holders of the shares of the Common Stock, of which approximately 1.8 billion shares were freely tradable.

As of the date of this report, the exemption from registration afforded by Rule 144 is available for all other outstanding shares of Common Stock that have been held for 6 months after they were paid for in full.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial information discussed below is derived from the Company’s audited consolidated financial statements at May 31, 2025, which were prepared and presented in accordance with generally accepted accounting principles (“GAAP”). This financial information is only a summary and should be read in conjunction with the audited financial statements and related notes contained herein, which more fully present the Company’s financial condition and results of operations at that date. The results set forth in these consolidated financial statements are not necessarily indicative of the Company’s future performance. This item and other parts of this report contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in forward-looking statements.

Information about the Company

The Company, headquartered in Houston, Texas, conducts clinical trials for Sponsors and CROs and as a Sponsor through Alpha Research Institute, cannabis-related education in classrooms, seminars and online through Pharmacology University and sales of CBD products. For detailed information about the Company and its operations, see “Business.”

The Company’s fiscal year begins on June 1 in each year and ends on May 31 in the following year.

Going Concern

As indicated in Note 3 of the notes to the audited consolidated financial statements for the year ended May 31, 2025, and the report thereon of the Company’s independent auditing firm, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has incurred recurring losses and recurring negative cash flow from operating activities and has an accumulated deficit, and its ability to continue as a going concern depends on the successful execution of its operating plan, which includes increasing sales of existing services and introducing new services, as well as raising either debt or equity financing.

The Company needs substantial additional capital to fund its business and repay its debts. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs, and the Company may need to take measures to remain a going concern. If adequate capital cannot be obtained on a timely basis and satisfactory terms, the Company’s operations could be materially negatively impacted, or it could be forced to terminate its operations.

Overview

The Company provides educational systems focused on medical cannabis in the United States and Latin America, as well as worldwide through online education, services in therapeutic areas of clinical trials and CBD products. The Company’s operating units and their activities were:

•	Alpha Research Institute – Clinical trials and medical research.

•	Pharmacology University – Education, consulting, digital publishing, marketing, and franchising related to medical cannabis.

•	CBD Business – Sales of CBD products.

For further information concerning the Company and its business, see “Business.”

Results of Operations

Comparison of the Year Ended May 31, 2025, and the Year Ended May 31, 2024

The following table sets forth information from the consolidated statements of operations for the years ended May 31, 2025, and May 31, 2024.

	Year Ended May 31,
	2025	2024
Revenues	$303,022	$248,841
Cost of revenues	40,106	45,599
Gross profit	262,916	203,242

Total operating expenses	684,281	689,382
Operating loss	(421,365)	(486,140)

Non-operating income (expense):

Amortization of discount	(44,154)	–
Note discount	–	(11,000)
Forgiveness of debt	23,638	–
Change in fair value of derivative liabilities	29,323	–
Interest	(136,262)	(154,206)
Net loss	$(548,820)	$(651,345)

Revenues

Revenues were $303,022 and $248,841 for the years ended May 31, 2025, and May 31, 2024, respectively, primarily due to an increase of $87,866 in revenues from clinical trial contracts, which were $213,865 in the earlier period and $301,731 in the later. Revenues from cannabis-related educational classes and seminars were $1,291 for the year ended May 31, 2025, as compared with $6,335 for the year ended May 31, 2024, because the Company conducted fewer classes and seminars in the year ended May 31, 2024. Consulting fees were $0 for the year ended May 31, 2025, versus $28,641 for the year ended May 31, 2024.

Operating Expenses

Operating expenses for the years ended May 31, 2025, and May 31, 2024, consisted of the following:

	Years Ended May 31,
	2025	2024
General and administrative	$101,906	$123,759
Contract labor	175,420	205,984
Professional fees	317,137	232,844
Officer compensation	24,000	38,000
Rent	65,301	86,730
Travel	517	2,065
Total operating expenses	$684,281	$689,382

Officer compensation decreased because an officer died. Rent was reduced by $21,429 because a lease terminated and the Company entered into a new lease for a smaller area and rent.

Operating Loss

For the reasons set forth above, operating loss decreased from $486,140 in the year ended May 31, 2024, to $421,365 in the year ended May 31, 2025.

Interest

Interest was $136,262 in the year ended May 31, 2025, and $154,206 in the year ended May 31, 2024.

Other Income

On May 13, 2024, the Company agreed to settle $38,638 owing under a financing agreement in consideration of a payment of $15,000, which the Company made on June 12, 2024. Under ASC 470-50-40, the $23,638 difference between the fair value of the extinguished debt and the fair value of the payment has been treated as gain.

Net Loss

Net loss for the year ended May 31, 2024, was $651,345, compared with a net loss of $548,820 for the year ended May 31, 2025, for the reasons set forth above.

Liquidity and Capital Resources

At May 31, 2025, the Company had $12,952 in cash and cash equivalents, accounts receivable of $6,380, negative working capital of $916,878 and no commitments for capital expenditures. At May 31, 2024, the Company had $755 in cash and cash equivalents, accounts receivable of $20,139, negative working capital of $860,417 and no commitments for capital expenditures. The Company had cash in the amount of $228 on September 10, 2025.

During the years ended May 31, 2025, and May 31, 2024, the Company had net cash used in operations of $329,627 and $479,382, respectively, and net cash provided by financing activities of $341,824 and $471,224, respectively. The Company had accumulated deficits of $5,882,901 at May 31, 2025, and $5,334,081 at May 31, 2024.

Since June 1, 2023, the Company has raised capital as follows:

•	In the years ended May 31, 2025, and the year ended May 31, 2024, the Company received $244,250 and $70,000, respectively, from sales of Common Stock to private investors.

•	In the years ended May 31, 2025, and May 31, 2024, the Company received loans of $120,907 (of which $105,187 was related-party loans) and $428,201 (of which $398,041 was related-party loans), respectively.

In the year ended May 31, 2024, the Company has offered 6,250,000,000 shares of Common Stock to the public at an offering price of $0.0008 per share. If this offering had been fully sold, the Company would have raised new capital of $5,000,000. However, no shares were sold. The Company does not intend to conduct a public offering of Common Stock until the market price for its Common Stock increases substantially. Thus, the Company believes that it will be able to raise equity capital only through the sale of shares of Common Stock in private transactions at discounts from the market price for Common Stock, which may be substantial.

The Company believes that it will need to obtain funding of $2,000,000 for its capital requirements to fully fund its business for the next two years and provide a reserve for contingencies of $500,000 through revenue from operations, profits, private sales of its equity securities or loans.

There is no assurance that such funding will be available on acceptable terms or at all or that the Company will attain profitability. If the Company cannot raise sufficient funds when required or on acceptable terms, it may have to reduce its operations significantly or discontinue them entirely. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution. If the Company is successful in raising funds for its businessand in carrying it out, it expects to become profitable in the year ending May 31, 2026, and beyond.

The Company believes, but cannot assure, that sales of VitaCookies and fees for classes and seminars relating to Law HB 46 may result in substantial revenue and profits.

Financial Outlook

The Company has not generated significant revenues and has never been profitable. However, it believes that its growing portfolio of CBD products and intellectual property indicate that the Company is on the right track. The Company believes that the imminent introduction of VitaCookies will generate additional revenue and enable it to become profitable in the current fiscal year, provided that it is able to keep its expenses near current levels. The Company pays some of its officers and directors in shares of Common Stock and expects to continue doing so for the foreseeable future. While paying these officers and directors in shares conserves cash, which is important in light of the Company’s limited capital, GAAP requires that the value of these shares be presented as an operating expense, thereby reducing operating income. The Company hopes that in the future, it will increase revenue and profits by the introduction of state-of-the-art nanotechnology products, including nanoemulsion-based delivery systems, which improve solubility, stability, targeted delivery and the overall bioavailability of therapeutic compounds.

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

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cannabis Bioscience International Holdings, Inc. (formerly China Infrastructure Construction Corp)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabis Bioscience International Holdings, Inc. (formerly China Infrastructure Construction Corp) (the “Company”) as of May 31, 2025, and May 31, 2024, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended May 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025, and May 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, Going Concern, to the consolidated financial statements, the Company has suffered recurring losses from operations and had a working capital deficit of $916,878 and an accumulated deficit of $5,882,901 as on May 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3, Going Concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s governance and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2023.

Houston, Texas

September 22, 2025

PCAOB ID: 6771

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,952	$755
Accounts receivable	6,380	20,139
Related party receivables	9,155	–
Other current assets	598	598
TOTAL CURRENT ASSETS	29,085	21,492
Right-of-use asset	2,795	35,670
TOTAL ASSETS	$31,880	$57,162

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$100,343	$165,858
Bank overdraft	–	2,408
Credit cards	30,327	30,230
Accrued interest	22,095	–
Related party payables	623,474	518,287
Short-term loans (net of amortization of loan fees)	111,722	136,194
SBA loans	14,592	7,054
Derivative liabilities	29,322	–
Lease liabilities	4,906	21,877
Convertible note	9,182	–
TOTAL CURRENT LIABILITIES	945,963	881,909

LONG-TERM LIABILITIES
Notes payable	–	–
SBA loan	249,500	249,361
Lease liabilities	–	4,906
TOTAL LONG-TERM LIABILITIES	249,500	254,267
TOTAL LIABILITIES	1,195,463	1,136,175

STOCKHOLDERS' DEFICIENCY
Preferred stock: 10,000,000 shares, without par value, authorized, of which 2,500,000 shares have been designated Series A Convertible Preferred Stock and 2,000 shares have been designated Series B Preferred Stock (2,000 and 1,000 shares outstanding at May 31, 2025, and May 31, 2024, respectively)	–	–
Common Stock, without par value: 20,000,000,000 shares authorized 11,626,749,347 and 10,431,749,347 shares issued and outstanding at May 31, 2025, and May 31, 2024, respectively	–	–
Additional paid-in capital	4,719,318	4,255,068
Accumulated deficit	(5,882,901)	(5,334,081)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,163,583)	(1,079,013)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$31,880	$57,162

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	May 31,
	2025	2024

Revenues	$303,022	$248,841
Cost of revenues	40,106	45,599
Gross profit	262,916	203,242

Cost and expenses
General and administrative	101,906	123,759
Contract labor	175,420	205,984
Professional fees	317,137	232,844
Officer compensation	24,000	38,000
Rent and lease	65,301	86,730
Travel	517	2,065
Total operating expenses	684,281	689,382

Operating loss	(421,365)	(486,140)

Other income (Expense)
Amortization of discount	(44,154)	–
Note discount	–	(11,000)
Forgiveness of debt	23,638	–
Change in fair value of derivative liabilities	29,323	–
Interest	(136,262)	(154,206)
Total other income	(127,455)	(165,206)

Net loss	$(548,820)	$(651,345)

Average common stock outstanding	10,716,352,087	10,317,612,225

Average earnings (loss) per share	$(0.00005)	$(0.00006)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	May 31,
	2025	2024

OPERATING ACTIVITIES
Net loss	$(548,820)	$(651,345)
Adjustment to reconcile net loss:
Issuance of common stock for services	220,000	112,997
Amortization of right-of-use asset and liability	32,875	(11,750)
Loss on valuation of convertible notes	29,322	–
Changes in assets and liabilities
Accounts receivables	13,759	(10,188)
Bank overdraft	(2,408)	2,408
Related party receivables	(9,155)	–
Accounts payable and accrued expenses	(65,515)	84,789
Credit cards	97	–
Accrued interest	22,095	–
Deferred revenue	–	(28,641)
Lease liability	(21,877)	22,348
NET CASH USED IN OPERATIONS	(329,627)	(479,382)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	244,250	70,000
Proceeds from (repayments of) short-term loans	(24,472)	29,860
Proceeds from shareholders’ loans	7,538	(7,538)
Changes in notes payable	9,182	–
Payments to SBA Loan	139	(139)
Repayment of related party loan	–	(19,000)
Proceeds from related party loan	105,187	398,041
NET CASH PROVIDED BY FINANCING ACTIVITIES	341,824	471,224

NET INCREASE (DECREASE) IN CASH	12,197	(8,158)

CASH AT BEGINNING OF PERIOD	755	8,913

CASH AT END OF PERIOD	$12,952	$755

Supplemental disclosure of cash flow information
Cash paid for interest	$136,262	$93,472

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Series A Convertible Preferred Stock		Series B Preferred Convertible Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - May 31, 2023	2,500,000	$–	1,000	$–	10,059,677,919	$–	$4,091,071	$(4,682,736)	$(591,665)
Sales of common stock for cash	–	–	–	–	272,071,428	–	70,000	–	70,000
Issuance of common stock for service	–	–	–	–	100,000,000	–	75,000	–	75,000
Issuance of common stock for employees	–	–	–	–	–	–	37,997	–	37,997
Shares withdrawal	–	–	–	–	–	–	(19,000)	–	(19,000)
Net loss	–	–	–	–	–	–	–	(651,345)	(651,345)
Balance - May 31, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$–	$4,255,068	$(5,334,081)	$(1,079,013)

Balance - May 31, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$–	$4,255,068	$(5,334,081)	$(1,079,013)
Issuance of Series B Preferred	–	–	1,000	–	–	–	–	–	–
Sales of common stock for cash	–	–	–	–	575,000,000	–	158,000	–	158,000
Issuance of common stock for service	–	–	–	–	325,000,000	–	250,000	–	250,000
Issuance of common stock for repayment of note payable	–	–	–	–	345,000,000	–	86,250	–	86,250
Return of common stock for service	–	–	–	–	(50,000,000)	–	(30,000)	–	(30,000)
Net loss	–	–	–	–	–	–	–	(548,820)	(548,820)
Balance - May 31, 2025	2,500,000	$–	2,000	$–	11,626,749,347	$–	$4,719,318	$(5,882,901)	$(1,163,583)

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025

Note 1 – Organization and Business

Organization and Operations

Cannabis Bioscience International Holdings, Inc., a Colorado corporation (the “Company”), was formed on February 28, 2003, as a limited liability company under the name Fidelity Aircraft Partners LLC. On December 16, 2009, it converted to a corporation under the name Fidelity Aviation Corporation, and on August 24, 2009, it changed its name to China Infrastructure Construction Corp. On February 28, 2018, the Company changed its name to Hippocrates Direct Healthcare, Inc.; on July 4, 2018, it resumed the name China Infrastructure Construction Corp. On December 6, 2022, it changed its name to its present name. The Company provides educational systems focused on medical cannabis in the United States; provides services to third parties in therapeutic areas of clinical; and is developing cannabidiol-based products.

Note 2 – Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at the time of acquisition. The Company had zero investment securities that were deemed cash equivalents at May 31, 2025, and May 31, 2024, respectively.

Accounts Receivable

Included in accounts receivable on the balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, there was no allowance for doubtful accounts at May 31, 2025, and May 31, 2024.

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

Remaining Performance Obligations

The Company follows ASC 606, which requires the allocation of the transaction price to the remaining performance obligations of a contract and applies a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less. As of May 31, 2025, and May 31, 2024, the Company had no remaining performance obligations.

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

Loss per Share

The Company computes basic earnings per share amounts in accordance with Accounting Standards Codification Topic 260, “Earnings per Share.” Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At May 31, 2025, and May 31, 2024, the Company had no dilutive securities.

Recently Issued Accounting Standards

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The accompanying audited financial statements have been prepared in conformity with U.S. GAAP, which contemplates the Company’s continuation as a going concern in accordance with ASC 240-40-50. The Company’s history of recurring losses, negative working capital and negative cash flows from operating activities raises substantial doubt about its ability to continue as a going concern. The Company has not generated any profits since its inception, and its current cash balances will not meet its working capital needs. At May 31, 2025, the Company had an operating loss of $421,365, a net loss of $548,820, net cash used in operations of $329,627, a working capital deficit of $916,878 and an accumulated deficit of $5,882,901.

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

Note 4 – Debt

Long-Term Debt – SBA Loans

In May 2020, the Company borrowed $143,100 from the Small Business Administration (the “SBA”) as an Economic Injury Disaster Loan (“EIDL”) to help fund its operations during the COVID-19 pandemic. The loan bears interest at the rate of 3.75% per annum and is payable in monthly installments of $698 for a 30-year period.

In June 2020, the Company borrowed $106,200 from the SBA through a second EIDL loan to help fund its operations during the COVID-19 pandemic. The loan bears interest at the rate of 3.75% per annum and is payable in monthly installments of $518 for a 30-year period.

These loans are recorded as long-term debt in the consolidated balance sheet as follows:

	May 31,
	2025	2024
SBA (EIDL) current portion	$14,592	$7,054
SBA (EIDL) noncurrent portion	249,500	249,361
Accrued interest	22,095	–
	$286,187	$256,415

The accrued interest shown in the above table is presented as accrued interest in the consolidated balance sheets.

Short-Term Debt

Non-Convertible Loans and Financing Agreements

The Company has entered into loans under which it borrowed money and financing agreements under which it sold receivables to third parties. In accordance with ASC 470, the financing agreements are treated as loans encumbering the receivables of the Company in the event of default and are accounted for as indebtedness, such that payments are allocated to principal and interest expense as they are made. These transactions are as follows:

•	In May 2022, the Company entered into a financing agreement with an unrelated party for a loan of $50,000, bearing interest at the rate of 20.9% per annum, to be repaid at the rate of $1,218 per week for one year. At May 31, 2025, the outstanding balance, including interest, was $55,422. This loan is in default.

•	In January 2023, the Company entered into a financing agreement with an unrelated party for a loan of $20,000, bearing interest at the rate of 33.5% per annum, to be repaid at the rate of $1,874 per month. The outstanding balance at May 31, 2025, was $2,921. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	In April 2023, the Company entered into a financing agreement with an unrelated party for a loan of $37,475, bearing interest at the rate of 19% per annum, to be repaid at the rate of $1,718 per month. The outstanding balance at May 31, 2025, was $35,508. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•

On August 8, 2022, the Company entered into a financing agreement with an unrelated party for a loan of $45,000, bearing interest at the rate of 26.4% per annum, to be repaid at the rate of $6,114 per week for 20 weeks. As refinanced, the loan was increased to $76,000 at the same rate of interest and was to be repaid at the rate of $6,114 per week for 17 weeks. On May 13, 2024, the Company agreed to settle the $38,638 owing under this agreement in consideration of a payment of $15,000, which the Company made on June 12, 2024. Under ASC 470-50-40, the fair value of extinguished debt, less the fair value of the payment, is treated as gain. Accordingly, $23,638 is recorded in the Company’s consolidated statement of operations as Other income (Expense) – Forgiveness of debt.

•	On October 8, 2019, the Company borrowed $12,500 from an unrelated party bearing interest at the rate of 14% per annum (the “Headway Loan”). This loan is payable at the weekly rate of $589 for 24 weeks. On October 13, 2022, an additional loan of $6,304 was obtained with a weekly payment of $297 for 24 weeks. The loan was guaranteed by a related party. At May 31, 2025, the outstanding balance of this loan, including interest, was $16,871. This loan is in default.

Convertible Notes

The Company has borrowed money under promissory notes that have convertibility features as follows:

•

On March 14, 2024, the Company made a promissory note in the principal amount of $66,000 in favor of an unrelated party. The note was subject to an original issuance discount of $11,000 and to an initial interest charge of 13% of its principal amount, or $8,580. The net proceeds received by the Company after the original issuance discount, the initial interest charge and payment of legal and due diligence fees of $5,000, were $50,000. The note required repayment in five installments, as follows: a payment of $37,290 on September 15, 2024, and payments of $9,322.50 on October 15, 2024, November 15, 2024, December 15, 2024, and January 15, 2025. Each of these payments included accrued interest. The note was repaid on January 12, 2025, at which time, it was not in default. The note provided that upon an event of default, the holder could convert the amount then unpaid into Common Stock at a conversion price of 65% of the lowest trading price therefor during the 10 trading days prior to the date of conversion.

•

On November 7, 2024, the Company made a promissory note in the principal amount of $67,200 in favor of an unrelated party (the “Diagonal Note”). The note is subject to an original issuance discount of $11,200. The net proceeds received by the Company after payment of legal and due diligence fees of $6,000, were $56,000. The note requires repayment in five installments, as follows: a payment of $37,968 on May 15, 2025, and payments of $9,492 on June 15, 2025, July 15, 2025, August 15, 2025, and September 15, 2025. Each of these payments includes accrued interest. The note provides that upon an event of default, the holder may convert the amount then unpaid into Common Stock at a conversion price of 65% of the lowest trading price therefor during the 10 trading days prior to the date of conversion. At May 31, 2025, the unpaid amount of the note was $32,228.

The Company determined that the above convertible notes contained an embedded derivative instrument, inasmuch as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option, as defined under FASB ASC Topic No. 815–40. The Company determined the fair values of the embedded convertible note derivatives contained in the convertible notes using the Black Scholes option pricing model.The conversion features of these notes have been accounted for as a derivative liability in the Consolidated Statements of Operations – Change in fair value of derivative liabilities.

Related Party Debt

For information about related party debt, see Note 11 – Related Party Transactions – Loans and Advances.

Note 5 – Right-of-Use Assets and Lease Liabilities

The Company leases real property from unrelated parties under leases that are classified as operating leases. The right-of-use assets for operating leases are included in the right-of-use assets section of the balance sheet, with the corresponding lease liability listed in the liabilities section. Lease expense is recognized on a straight-line basis over the lease term. Renewals and terminations are included in the calculation of right-of-use assets and lease liabilities when they are considered reasonably sure to be exercised. When the implicit rate is unknown, the incremental borrowing rate, based on the commencement date, is used in determining the present value of lease payments. During the Fiscal Year 2025, the company reduced its total office area lease and signed a one-year lease from an unrelated party. A lease term of 12 months or less qualifies as a short-term lease, and an exemption was elected.

The following amounts relate to right-of-use assets and lease liabilities presented in the balance sheets:

	May 31,
	2025	2024
Right-of-use asset	$2,795	$43,150
Less: Accumulated amortization	–	(7,480)
Right-of-use asset, net	$2,795	$35,670

Lease liabilities – current	$4,906	$21,877
Lease liabilities – noncurrent	–	4,906
	$4,906	$26,873

The Company reimburses related parties for an office space operating lease under a month-to-month arrangement, payable at the discretion of management. See Note 10.

The Company’s total operating lease expense was $65,301 and $86,730 during the years ended May 31, 2025, and May 31, 2024, respectively. See Note 10 for additional lease information.

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

The table below summarizes the Company’s disaggregated revenue information:

	Year Ended May 31,
	2025	2024
Clinical trials	$301,731	$213,865
Consulting fees	–	28,641
Seminar fees	–	1,925
Merchandise	1,291	4,410
Total revenue	$303,022	$248,841

Cost of revenue consists of third-party costs associated with the patient stipend and audio/video fees. At May 31, 2025, and May 31, 2024, cost of revenue totaled $40,106 and $45,599, respectively.

Note 7 – Stockholders’ Deficit

The Company is authorized to issue 20,010,000,000 shares of capital stock, of which 20,000,000,000 shares are common stock, without par value, and 10,000,000 shares are preferred stock, issuable in series.

Preferred Stock

The Company has designated 2,500,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”). Until July 20, 2022, each share had a par value of $0.001; on that date, the Company amended its articles of incorporation to provide that each such share has no par value. Under this amendment, (i) Series A Stock is entitled to receive dividends on the shares of common stock into which such shares are convertible, (ii) has the voting power of the number of shares of common stock into which such shares are convertible, (iii) is redeemable at the option of the Company for a redemption price equal to the number of shares of Common Stock into which the redeemed shares are convertible and (iv) are senior to the common stock and junior to the Series B Convertible Preferred Stock described below. At May 31, 2025, and May 31, 2024, there were 2,500,000 shares of Series A Stock issued and outstanding.

On July 20, 2022, the Company designated a series of preferred stock, named Series B Preferred Convertible Preferred Stock, comprising 1,000 shares (“Series B Preferred”). The shares of this series have no par value, are not entitled to dividends, have no liquidation rights, are not redeemable, are not convertible, have 60% of the Company’s voting power and rank senior to the common stock and Series A Convertible Preferred Stock. The 1,000 preferred shares were issued in exchange for common stock to an existing holder of Common Stock, who is a related party. The Company has deemed the value of the preferred and common shares to be the same, resulting in no change to additional paid-in capital. At May 31, 2025, and May 31, 2024, there were 2,000 shares of Series B Preferred issued and outstanding.

Common Stock

During the year ended May 31, 2025, the Company sold 575,000,000 shares of Common Stock for $158,000 and during the year ended May 31, 2024, the Company sold 272,071,428 shares of Common Stock for $70,000.

During the year ended May 31, 2025, the Company issued 325,000,000 shares of Common Stock for services rendered; these shares had a market value of $250,000 on the date of their issuance. In that year, the Company retired 50,000,000 shares of Common Stock that had been issued for services that were not unperformed, valued at $30,000. During the year ended May 31, 2024, the Company issued 100,000,000 shares of Common Stock for services rendered; these shares had a market value of $75,000 on the date of their issuance.

During the year ended May 31, 2025, the Company issued 345,000,000 shares of Common Stock to an unrelated party in consideration of a promissory note in the principal amount of $86,250.

On May 31, 2025, and May 31, 2024, there were, respectively, 11,626,749,347 and 10,431,749,347 shares of Common Stock issued and outstanding.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, making significant changes to the Code. These changes included a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of its deferred tax assets and liabilities. The Tax Act did not have a material impact on the balance sheets and statements of operations, given the Company’s historical worldwide loss position and the full valuation allowance on its net U.S. deferred tax assets. The current tax rate on corporate income is 21%.

Due to changes in ownership provisions of the United States income tax laws, net operating loss carryforwards of approximately $5,882,901 and $5,334,081 at May 31, 2025, and May 31, 2024, respectively, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, the use of net operating loss carryforwards may be limited in future years. They generally expire 20 years from the date of incurrance.

The Company’s income tax benefits are calculated by applying the U.S. Federal statutory rate of 21% to net income (loss). The tax effects of the benefits that gave rise to the Company’s net deferred tax assets at May 31, 2025, and May 31, 2024, were as follows:

	Year Ended May 31,
	2025	2024
Net operating loss carryforward	$1,235,409	$1,120,157
Less: valuation allowance	(1,235,409)	(1,120,157)
Deferred tax assets -net	$–	$–

Income taxes for 2017 to 2025 remain subject to examination by the Internal Revenue Service.

Note 10 – Commitments and Contingencies

The Company leases premises of approximately 4,500 square feet located at 6201 Bonhomme Road, Suites 460S and 466S, Houston, Texas. The lease provided for a base rent of $3,382 per month, increasing to (i) $3,529 per month on July 1, 2020, (ii) $3,676.04 per month on July 1, 2021, and (iii) $3,823 per month on July 1, 2022, subject to CPI increase. On March 23, 2023, the Company amended the lease to extend its term to June 30, 2024, at a base rent of $4,779 per month. On September 5, 2023, the lease was amended to extend its term to June 30, 2025, at rentals of $0 per month for the two months ended February 29, 2024, $$4,779 per month for the 10 months ending June 30, 2024, and $4,926 per month for the 12 months ending June 30, 2025.  This lease was amended on June 18, 2025, to add a one-year term that commenced on June 1, 2025, at a base rent of $1,730 per month. For information regarding the recording of the right-of-use asset and the lease liability in the consolidated balance sheets in respect of this lease, see Note 5.

Two of the Company’s officers leased 1,400 square feet at 1625 Main St., Houston, Texas, under a lease the term of which commenced on March 15, 2023, and expired on September 14, 2023, at a rent of $3,168 per month. These officers made a portion of these premises available to the Company for office space, for which the Company paid them $2,817 per month. These officers entered into a new lease for these premises, which commenced on September 15, 2023, and expired on September 14, 2024, at a rent of $3,164 per month and they made a portion of these premises available to the Company for use as office space, for which the Company paid them $2,817 per month. On September 3, 2024, one of the Company’s officers entered into a new lease for these premises. The term of the lease began on September 15, 2024, and expired on August 14, 2025. The lease has not been renewed and under its terms, it has been renewed on a month-to-month basis. The officer has made a portion of these premises available to the Company for use as office space, for which the Company has paid him $2,817 per month.

Note 11 – Related Party Transactions

See Note 8 – Stockholders’ Deficiency – Common Stock for information about the issuance of shares of common stock to a related party.

See Note 10 for information respecting the lease of real property to the Company by one of its officers.

The Headway Loan (see Note 4) was guaranteed by a related party.

On August 3, 2022, the Company borrowed $15,000 from a related party. This loan is undocumented. The understanding between the Company and the related party is that it would make payments under the note as they became due. In the year ended May 31, 2024, the Company ceased making such payments. This note bears interest at the rate of 42.5% per annum and is to be repaid at the rate of $1,188 per month for 18 months. The Company believes that, at May 31, 2025, the outstanding balance of this loan, including interest, was $16,465 and that it is in default or has been written off by the lender.

On May 1, 2025, the Company made a promissory note in the principal amount of $340,855 in favor of John Jones and Barbara Kamienski (the “Jones Note”). This note bears interest at the rate of 2.5% per annum and is repayable in monthly installments of $8,521, beginning on May 31, 2025, until paid in full. Events of default included failure to pay principal or interest when due, breach of covenant, breach of representation and warranty, assignment for the benefit of creditors or appointment of a receiver, bankruptcy and cessation of operations. The Jones Note replaces promissory notes previously made by the Company in favor of Mr. Jones and Ms. Kamienski.

On April 26, 2024, the Company made a promissory note in the principal amount of $291,451 in favor of a related party, which had a maturity date of April 25, 2025, bore interest at the rate of 10% per annum and was repayable in 10 monthly installments of $29,145. Events of default include failure to pay principal or interest when due, breach of covenant, breach of representation and warranty, assignment for the benefit of creditors or appointment of a receiver, bankruptcy and cessation of operations. This note replaced promissory notes previously made by the Company in favor of the related party. This note was replaced by the Jones Note.

During the year ended May 31, 2025, and the year ended May 31, 2024, the Company received cash advances from related parties of $61,861 and $81,552, respectively, for use as working capital.

The balance of related party liabilities owed to certain shareholders totaled $623,474 and $518,287 at May 31, 2025, and May 31, 2024, respectively. The balance of related party receivables owed by certain shareholders totaled $9,155 and $0 at May 31, 2025, and May 31, 2024, respectively.

Note 12 – Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Note 13 – Concentration of Risk

The Company had revenue, net of taxes, of $303,022 and $248,841 for the years ending May 31, 2025, and May 31, 2024, respectively.

The Company had two customers that provided 91% of gross revenue for the year ended May 31, 2025, and two customers that provided 82% of gross revenue for the year ended May 31, 2024.

Note 14 – Subsequent Events

On September 10, 2025, the Company issued 100,000,000 shares of Common Stock to John Jones in consideration of his services as a director.

On September 5, 2025, the Company made the last payment of $9,492 under the Diagonal Note.

Management has evaluated all other subsequent events when these consolidated financial statements were issued and has determined that none of them requires disclosure herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the principal executive officer and principal accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as this term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of May 31, 2025. Based on this evaluation, the principal executive officer and principal accounting officer concluded that these disclosure controls and procedures were not effective as of that date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) accumulated and communicated to the Company’s management, including its the principal executive officer and principal accounting officer, in a timely manner to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2017 framework) (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was not effective as of May 31, 2025. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. As defined in Rule 12b-2 promulgated under the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s evaluation of its internal control over financial reporting identified the following material weaknesses in internal control over financial reporting as of May 31, 2025:

•	The Company has difficulty in accounting for complex transactions.

•	Documented processes do not exist for several key processes.

•	The Company lacks oversight by the Board because it has no directors who are independent of management and no audit committee.

Because of the material weaknesses noted above, the Company has concluded, based on COSO, that it did not maintain effective internal control over financial reporting as of May 31, 2025.

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

Clawback Policy

On August 11, 2024, the Company adopted its clawback policy.

Insider Trading Policy

On August 11, 2024, the Company adopted its insider trading policy.

Insider Trading Arrangements and Related Disclosure

During the three months ended May 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our officers and directors:

Name	Age	Position
Dante Picazo	69	Chief Executive Officer and Director
John Jones	60	Treasurer and Director
Jose Torres Torres	64	Secretary and Director

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

He has 35 years of experience as a senior executive in the food services industry.

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

Clawback Policy

The Board has adopted a Clawback Policy that requires that, in the event of an Accounting Restatement, the Company will reasonably promptly recover Erroneously Awarded Compensation after an Accounting Restatement from executive officers. An “Accounting Restatement” is an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. “Erroneously Awarded Compensation” means the amount of incentive-based compensation received by him as an executive officer that exceeds the amount of incentive-based compensation that he otherwise would have received had it been determined based on the restated amounts, computed without regard to any taxes paid. The Company has delivered no compensation that is subject to recovery under this policy.

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

Compensation of Officers

The following table sets forth information concerning all compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended May 31, 2025, and May 31, 2024.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dante Picazo	2025	24,000		–	–	–	–	–	–	24,000
PEO and PFO	2024	24,500		–	–	–	–	–	–	24,500
John Jones	2025	75,000	[1]	–	–	–	–	–	–	75,000
Treasurer	2024	–		–	–	–	–	–	–	–

1 Market value of 125,000,000 shares of Common Stock issued to Mr. Jones as compensation for his services.

Compensation Discussion and Analysis

The Company has determined the amount paid as salary to Mr. Picazo based solely on the Company’s ability to pay. The Company believes that his salary is substantially lower than he could earn in an equivalent position at another company and that he has elected to receive his salary and remain with the Company because of his equity position in the Company, his belief in the prospects of the Company and intangible reasons of which the Company may not be aware. The Company believes that it needs to be able to provide competitive compensation to Mr. Picazo, as well as to persons that it hires in the future, but will not be able to do so until it can generate materially increased revenue. Until then, the Company is subject to the risk that Mr. Picazo or persons that it may hire in the future will seek employment elsewhere. The Company has adopted its 2022 Equity Incentive Plan (see “Incentive Plan”) and may explore the adoption of plans that will enable it to reward and retain the loyalty of Mr. Picazo and other employees through awards of share-based compensation, such as stock options, restricted stock and restricted stock units.

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

The Company will recognize as share-based compensation expense all share-based payments to Grantees over the requisite service period (generally the vesting period) in its consolidated statements of operations based on the fair values of the awards that are ultimately expected to vest. As a result, for most awards, recognized share-based compensation expense will be reduced for estimated forfeitures prior to vesting, primarily based initially on the judgment of management and thereafter, estimated forfeitures will be reassessed in subsequent periods based on facts and circumstances. As no awards were made under the Incentive Plan during the periods covered by the consolidated financial statements included in this Report, no expense for share-based compensation was recorded therein.

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

Compensation of Directors

Pursuant to the provisions of the Jones Agreement (see Item 13 – Certain Relationships and Related Transactions, and Director Independence – The Jones Agreement), John Jones was issued 100,000,000 shares of Common Stock in consideration of his services as a director during the year ended May 31, 2025, and is entitled to receive like numbers of shares on May 31, 2026, May 31, 2027, and May 31, 2028, provided that he is serving as a director on those dates,

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information with respect to the beneficial ownership of Common Stock by the following (i) each of our named executive officers, (ii) each of our directors, (ii) all directors and executive officers as a group, (iii) each person known to the Company to beneficially own more than 5% of Common Stock (excluding the Selling Stockholders) and (iv) the Selling Stockholders. The amounts and percentages of shares of Common Stock beneficially owned are reported as required by the SEC’s rules respecting the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a “beneficial owner” of a security if he has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security and is also deemed to be a beneficial owner of any securities of which he has a right to acquire beneficial ownership within 60 days after the determination date. Securities that can be so acquired are deemed to be outstanding for purposes of determining such person’s ownership percentage, but not for purposes of determining any other person’s ownership percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities in which he has no economic interest.

Name and Address of Beneficial Owner[1]	Title of Class or Series	Number of Shares Beneficially Owned		Percent of Outstanding Shares[2]
Dante Picazo	Common Stock	4,002,611,700	[2]	34.1
	Series A Preferred	2,000,000		80.0
	Series B Preferred	1,000		50.0
John Jones	Common Stock	2,123,888,888		18.1
	Series B Preferred	1,000		50.0
Jose A. Torres Torres	Common Stock	40,000,000		–
All directors and executive officers as a group (3 persons):	Common Stock	5,146,500,888		49.3
	Series A Preferred	2,000,000		80.0
	Series B Preferred	2,000		100.0
Ibeth Coralles	Common Stock	625,000,000		5.3

1 The address for each person is c/o Cannabis Bioscience International Holdings, Inc., 6201 Bonhomme Road, Suite 435N, Houston, TX 91789.

2 Based on 11,476,749,347 shares of Common Stock outstanding on the date of this Report, plus the 2,500,000 shares of Common Stock into which the outstanding shares of Series A Preferred Stock are convertible, totaling 11,749,249,347 shares of Stock. Mr. Picazo has the right to acquire 2,000,000 shares of the Common Stock into which the outstanding shares of Series A Preferred Stock are convertible.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Affiliate Loan.

On May 1, 2025, the Company made a promissory note in the principal amount of $340,855 in favor of John Jones and Barbara Kamienski (the “Jones Note”). The Jones Note bears interest at the rate of 2.5% per annum and is repayable in monthly installments of $8,521, beginning on May 31, 2025, until paid in full. Events of default include failure to pay principal or interest when due, breach of covenant, breach of representation and warranty, assignment for the benefit of creditors or appointment of a receiver, bankruptcy and cessation of operations. The Jones Note replaces several promissory notes previously made by the Company in favor of Mr. Jones and Ms. Kamienski. A copy of the Jones Note is annexed to this Report as Exhibit 10.17 and the description of its provisions is qualified in its entirety by reference thereto.

The Jones Agreement.

Pursuant to the Jones Agreement, (i) Mr. Jones made a payment of $37,500, due on September 15, 2024, under a Securities Purchase Agreement, dated as of March 14, 2024, by and between the Company and 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Diagonal SPA”), (ii) Jones and Kamienski agreed to reduce (A) the rate of interest on the Jones Note to 2.5% monthly, effective as of the date of its making, and (B) establish a monthly payment of $5,000 until the Jones Note is paid in full, (iii) the Company, agreed to appoint Jones as a and treasurer of the Company, (iv) in consideration of Jones’ services as treasurer, the Company agreed to issue to Jones 125,000,000 shares of its Common Stock on each of May 31, 2025, May 31, 2026, May 31, 2027, and May 31, 2028, provided that he is serving as treasurer on those dates, (v) in consideration of Jones’ services as a director, the Company agreed to issue to Jones 100,000,000 shares of its Common Stock on each of May 31, 2025, May 31, 2026, May 31, 2027, and May 31, 2028, provided that he is serving as a director on those dates, and (v) Jones agreed that, in consideration of 1,000 shares of Series B Preferred Stock, during a period ending on the first anniversary of the Jones Agreement, he will make efforts to raise $250,000 in equity for the Company on terms satisfactory to it.

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

Advances

The Company has, from time to time, received advances from Dante Picazo, its chief executive officer, and Henry Levinski, its former vice president. All of these advances are non-interest-bearing and have no set maturity date. The Company expects to repay these advances when funds become available. During the years ended May 31, 2025, and May 31, 2024, the Company received and repaid advances as follows:

	Dante Picazo	Henry Levinski
Balance at May 31, 2023	$12,485	92,643
Year ended May 31, 2024:
Amounts advanced	1,184	4,420
Amounts repaid	–	–
Balance at May 31, 2024	$13,559	$92,643
Year ended May 31, 2025
Amounts advanced	33,518	4,420
Amounts repaid	–	–
Balance at May 31, 2025	$47,188	$101,483

In the years ended May 31, 2025, and May 31, 2024, Mr. Picazo advanced $33,518 and $1,184 to the Company and has been repaid $0. Mr. Levinski’s estate has been repaid $0. At September 10, 2025, the balances that the Company owed to Mr. Picazo and Mr. Levinski’s estate were $43,114 and $101,483, respectively.

Apartment Lease

On September 3, 2023, Messrs. Picazo Levinski entered into a lease for 1,400 square feet in Houston, Texas, at 1625 Main St, Houston, Texas, the term of which commenced on September 15, 2023, and expired on September 14, 2024, at a rent of $3,164 per month and made a portion of these premises available to the Company for use as office space, for which the Company paid them $2,817 per month. These officers entered into a new lease for these premises, which commenced on September 15, 2023, and expired on September 14, 2024, at a rent of $3,164 per month and they made a portion of these premises available to the Company for use as office space, for which the Company paid them $2,817 per month. On September 3, 2024, Mr. Picazo entered into a new lease for these premises. The term of the lease began on September 15, 2024, and expired on August 14, 2025. The lease has not been renewed and under its terms, it has been renewed on a month-to-month basis. Messrs. Picazo and Levinski made a portion of these premises available to the Company for use as office space under the earlier lease, and Mr. Picazo has continued to do so under the later lease, for which the Company has paid them and him $2,817 per month. The Company believes that these rentals represent the fair market value of the space rented and that the amount that Messrs. Picazo and Levinski have charged the Company for its use of a portion of the area occupied by them is proportional to the total area rented by them.

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

Audit Fees

The Company was billed $25,000 and $17,500 by Victor Mokuolu, CPA PLLC (“VMCPA”), the Company’s independent registered public accounting firm and its principal accountant, for the years ended May 31, 2025, and May 31, 2024, respectively, for its professional services rendered for the audit of the Company’s annual financial statements, the review of the financial statements included in its quarterly reports on Form 10-Q or and other services normally provided in connection with its statutory and regulatory filings or engagements for those years.

Audit-Related Fees

The Company was billed $12,000 and $15,000 by VMCPA for audit-related fees for the years ended May 31, 2025, and May 31, 2024, respectively. Audit-related fees include fees for assurance and related services rendered by the principal accountant and which were reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

The Company was billed $0 for fees by VMCPA for professional services for tax compliance, tax advice and tax planning for the years ended May 31, 2025, and May 31, 2024.

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

(b)	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Organization, filed with the Secretary of State of the State of Colorado on July 20, 2022.**
3.2	Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Colorado on December 6, 2022.**
3.3	Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Colorado on August 12, 2024.**
3.4	By-Laws. **
10.1	2022 Incentive Award Plan.+**
10.2	Lease, dated April 16, 2024, by and between 6201 Bonhomme, L.P. as landlord and the Registrant, as tenant (the Bonhomme Lease”).**
10.3	Apartment Lease, dated September 6, 2023, by and between SPUSG HSTN North Tower, as Lessor, and Dante Picazo and Henry Levinski, as tenants.**
10.4	U.S. Small Business Note, dated April 16, 2021, made by Elizabeth Hernandez and assumed by the Registrant.**
10.5	Forward Purchase Agreement (Fixed ACH Delivery), dated May 13, 2022, by and between Kapitos LLC and the Registrant.**
10.6	First Electronic Bank Revolving Credit Agreement, dated December 10, 2020, by and between Registrant and First Electronic Bank.**
10.7	Business Line of Credit Agreement, dated October 8, 2019, by and between Headway Capital, LLC and Pharmacology University, Inc.**
10.8	Future Receivables Sale and Purchase Agreement, dated as of August 8, 2022, by and between Park Avenue Funding and the Registrant.**
10.9	Clinical Trial Agreement, dated as of August 19, 2022, by and between Alpha Research Institute, LLC and Pharmaceutical Research Associates, Inc.**
10.10	Master Research Services Agreement, dated as of June 9, 2021, by and between the Registrant and SeraTrials, LLC and amendments thereto.**
10.11	Future Receipts Sale and Purchase Agreement, dated April 20, 2023, by and between Cloudfund LLC and the Registrant.**
10.12	Future Receivables Sale and Purchase Agreement, dated March 30, 2023, by and between Amerifund Group LLC and the Registrant.**
10.13	Agreement, dated July 26, 2024, by and among the Registrant, John Jones, Barbara Kamienski and Dante Picazo.+
10.14	Master Research Agreement, dated May 1, 2024, by and between Vita Biotech Research LLC and Alpha Research Institute LLC.**
10.15	Securities Purchase Agreement, dated March 14, 2024, by and between the Registrant and 1800 Diagonal Lending LLC.**
10.16	Promissory Note, dated March 14, 2024, made by the Registrant in favor of 1800 Diagonal Lending LLC.**
10.17	Promissory Note, dated May 1, 2025, made by the Registrant in favor of John Jones and Barbara Kamienski.*
10.18	Apartment Lease, dated September 3, 2024, by and between SPUSG HSTN North Tower, as Lessor, and Dante Picazo as tenant.**
10.19	Amendment of Bonhomme Lease (Exhibit 10.2)*
14	Code of Conduct.**
19	Insider Trading Policy.**
21	Subsidiaries of the Registrant.**
31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer.*
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.*
97	Clawback Policy.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SC H	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

________________

*	Filed herewith
**	Filed previously
+	Management contract or compensatory plan.

(b)	Financial Statement Schedules.

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

September 22, 2025

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

/s/ Dante Picazo
Dante Picazo Chief Executive Officer

Signature	Title	Date

/s/ Dante Picazo	Director, Chief Executive Officer,	September 22, 2025
Dante Picazo	Principal Executive Officer and
Principal Financial Officer

/s/ John Jones	Director	September 22, 2025
John Jones

/s/ Jose A. Torres Torres	Director	September 22, 2025
Jose A. Torres Torres

