Form 10-Q
period 2025-08-31
Cannabis Bioscience International Holdings, Inc.
filed 2025-10-22
CIK 1411057

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,626,749,347 shares of common stock were outstanding on October 22, 2025.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended August 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2025	May 31, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$223	$12,952
Accounts receivable	8,966	6,380
Related party receivables	9,155	9,155
Other current assets	598	598
TOTAL CURRENT ASSETS	18,942	29,085
Right-of-use asset	–	2,795
TOTAL ASSETS	$18,942	$31,880

CURRENT LIABILITIES
Accounts payable and accrued expenses	$101,297	$100,343
Deferred revenues	12,000	–
Credit cards	30,327	30,327
Accrued interest	22,095	22,095
Related-party payables	717,275	623,474
Short-term loans (net of amortization of loan fees)	111,721	111,722
SBA loans current	14,592	14,592
Derivative liabilities	–	29,322
Lease liabilities	–	4,906
Convertible note	6,363	9,182
TOTAL CURRENT LIABILITIES	1,015,670	945,963

LONG-TERM LIABILITIES
SBA loans	249,500	249,500
TOTAL LONG-TERM LIABILITIES	249,500	249,500
TOTAL LIABILITIES	1,265,170	1,195,463

STOCKHOLDERS’ DEFICIENCY
Authorized: 10,000,000 shares of preferred stock, without par value, of which 2,500,000 shares have been designated Series A Convertible Preferred Stock (2,500,000 shares outstanding at August 31, 2025, and May 31, 2025) and 2,000 shares have been designated Series B Preferred Stock (2,000 shares outstanding at August 31, 2025, and May 31, 2025)	–	–
Common Stock, without par value: 20,000,000,000 shares authorized, of which 11,626,749,347 shares were issued and outstanding at August 31, 2025, and May 31, 2025	–	–
Additional paid-in capital	4,719,318	4,719,318
Accumulated deficit	(5,965,546)	(5,882,901)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,246,228)	(1,163,583)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$18,942	$31,880

See accompanying notes to condensed consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,
	2025	2024
Revenues	$24,200	$178,887
Cost of revenues	8,143	8,362
Gross profit	16,057	170,525

Cost and expenses
General and administrative	23,308	61,296
Contract labor	42,520	45,873
Professional fees	7,741	36,570
Officer compensation	6,000	6,000
Share-based compensation	–	100,000
Rent and lease	11,059	18,248
Travel	213	142
Total operating expenses	90,841	268,129

Loss from operations	(74,784)	(97,604)

Other income (expense)
Amortization of Discount	(19,815)	–
Forgiveness of Debt	–	23,638
Change in value of derivative liabilities	29,322	–
Interest	(17,368)	(2,339)
Total other income (expense)	(7,861)	21,299

Net loss	$(82,645)	$(76,305)

Average common stock outstanding	11,626,749,347	10,458,923,260

Average earnings (loss) per share	$(0.000007)	$(0.000007)

See accompanying notes to condensed consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended August 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(82,645)	$(76,305)
Adjustment to reconcile net cash used in operations:
Issuance of common stock for services	–	100,000
Amortization of right-of-use asset and liability	–	8,133
Change in value of derivative liabilities	(29,322)	–
Changes in assets and liabilities:
Accounts receivable	(2,586)	2,963
Accounts payable and accrued expenses	952	(59,786)
Deferred revenue	12,000	–
Bank overdraft	–	(860)
Credit cards	–	–
Accrued interest	–	–
Lease liability (net)	(2,111)	(4,558)
Related party payables	–	–
NET CASH USED IN OPERATIONS	(103,712)	(30,413)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	–	–
Change in lease liabilities	–	–
Change in notes payable	(2,818)	(38,638)
Repayment of SBA loans	–	139
Repayment of related-party loan	–	–
Proceeds from related-party loan	93,801	69,126
NET CASH PROVIDED BY FINANCING ACTIVITIES	90,983	30,627

NET INCREASE (DECREASE) IN CASH	(12,729)	214

CASH AT BEGINNING OF PERIOD	12,952	755

CASH AT END OF PERIOD	$223	$969

Supplemental disclosure of cash flow information
Cash paid for interest	$136,262	$2,339
Cash paid for taxes	$–	$–

See accompanying notes to condensed consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED AUGUST 31, 2025

(Unaudited)

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance - May 31, 2025	2,500,000	$–	2,000	$–	11,626,749,347	$4,719,318	$(5,882,901)	$(1,163,583)
Net loss for the quarter	–	–	–	–	–	–	(82,645)	(82,645)
Balance - August 31, 2025	2,500,000	$–	2,000	$–	11,626,749,347	$4,719,318	$(5,965,546)	$(1,246,228)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED AUGUST 31, 2024

(Unaudited)

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance - May 31, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$4,255,068	$(5,334,081)	$(1,079,013)
Issuance of common stock for services	–	–	–	–	125,000,000	100,000	–	100,000
Issuance of shares of Series B Preferred	–	–	1,000	–	–	–	–	–
Net income for the quarter	–	–	–	–	–	–	(76,305)	(76,305)
Balance - August 31, 2024	2,500,000	$–	2,000	$–	10,556,749,347	$4,355,068	$(5,410,385)	$(1,055,317)

See accompanying notes to condensed consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2025
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

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared by management using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at August 31, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended August 31, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended May 31, 2025.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired. The Company had no investment securities that were deemed cash equivalents at August 31, 2025, and May 31, 2025.

Accounts Receivable

Included in accounts receivable on the balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based upon experience and the judgment of management, there was no allowance for doubtful accounts at August 31, 2025, and May 31, 2025.

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

The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset in which it would have been recognized is one year or less or if the amount is immaterial.

A performance obligation is a contractual promise to transfer a distinct product or service to a customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Each contract has a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Revenue from contracts that satisfy the criteria for overtime recognition is recognized as the work progresses. The majority of the Company’s revenue is derived from services provided to customers and is typically executed y over a period that is typically between 1 and 12 months, based on evaluation of when these services are rendered Contracts will continue to be recognized over time because of the continuous transfer of control to the customer as services are rendered to customers. Payments made by customers in advance of services being rendered are recorded as deferred revenue.

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

Remaining Performance Obligations

The Company follows ASC 606, which requires the allocation of the transaction price to the remaining performance obligations of a contract and applies a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less. At August 31, 2025, and May 31, 2025, the Company had no remaining performance obligations.

Share-Based Payments

ASC 718, “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions. In June 2018, FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to non-employees with that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for share-based payments to non-employees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The Company follows FASB guidance related to equity-based payments, which requires that equity-based compensation be accounted for using a fair value method and recognized as expense in the accompanying statements of operations. Equity-based compensation expense will be recognized as compensation expense.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification No. 740, “Income Taxes” (“ASC 740”). This codification prescribes the use of the asset-and-liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and for carryforward tax losses. Deferred taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Income (Loss) per Share

The Company computes basic earnings per share amounts in accordance with Accounting Standards Codification Topic 260, “Earnings per Share.” (“ASC 260”) Under ASC 260, (i) basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period and (ii) diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At August 31, 2025, and August 31, 2024, the Company had no dilutive securities.

Recently Issued Accounting Standards

In November 2024, FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and amortization. As clarified on the subsequent amendment, ASU No. 2025-01, issued by FASB in January 2025, this guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 2028, and subsequent interim periods. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently evaluating the timing of its adoption of this ASU and the impact on its consolidated financial statements.

In November 2023, FASB issued ASU 2023-07 to enhance disclosures of significant expense and segment profitability categories and amounts for each of the Company’s reportable business segments. The amendments are effective in annual periods beginning after December 15, 2023, and subsequent interim periods, with early adoption permitted. The Company has adopted this amendment. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In March 2024, FASB issued ASU 2024-01 to clarify how an entity should determine whether a profits interest or similar award should be accounted for as a share-based payment arrangement or similar to a cash bonus or profit-sharing arrangement. The amendments are effective in annual periods beginning after December 15, 2024, and interim periods within those annual periods, with early adoption permitted. The Company adopted the provisions of the amendments as of January 1, 2025. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In October 2023, FASB issued ASU 2023-06 to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in FASB accounting standard codification with the SEC's regulations. The amendments will be effective on the date the SEC removes related disclosure requirements from Regulation S-X or Regulation S-K. If by June 30, 2027, the SEC has not removed the applicable disclosure requirements, the pending amendments will not become effective. Early adoption is prohibited. The Company does not expect the future adoption of this amendment to have a material impact on its consolidated financial statements since the Company is currently subject to the SEC’s disclosure and presentation requirements under Regulation S-X and Regulation S-K.

In December 2023, FASB issued ASU 2023-09 to improve disclosures and presentation requirements to the transparency of the income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective in annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the provisions of the amendments, which are not expected to have an impact on its financial condition or results of operations. The Company expects to adopt this guidance in its Annual Report on Form 10-K for the year ending May 31, 2026.

In November 2024, FASB issued ASU 2024-03, which was further clarified through the issuance of ASU 2025-01 in January 2025, to improve disclosure on an entity’s expenses and provide more detailed information for specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments are effective in annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

In November 2024, FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires enhanced disclosures about types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization, in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements. While ASU 2024-03 will impact only our disclosures and not our financial condition and results of operations, we are assessing when we will adopt ASU 2024-03.

In May 2025, FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”), which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. ASU 2025-04 also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred.” ASU 2025-04 is effective for our reporting period beginning January 1, 2027, with early adoption permitted. We are currently assessing the impact that the adoption of ASU 2025-04 will have on the disclosures in our annual consolidated financial statements.

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the Company’s continuation as a going concern in accordance with ASC 240-40-50. The Company’s history of recurring losses, negative working capital and negative cash flows from operating activities raises substantial doubt about its ability to continue as a going concern. The Company has not generated sufficient income to cover its operating expenses since its inception. During the quarter ended August 31, 2025, the Company had net loss from operations of $82,645, net cash used in operations of $103,712, a working capital deficit of $996,728 and an accumulated deficit of $5,965,546.

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

The Company’s EIDL loans were recorded in the consolidated balance sheets as follows:

	August 31, 2025	May 31, 2025
SBA (EIDL) – current	$14,952	$14,592
SBA (EIDL) – noncurrent	249,500	249,500
Accrued interest	22,095	22,095
	$286,547	$286,187

Short-Term Debt

Non-Convertible Loans and Financing Agreements

The Company has entered into loans under which it borrowed money and financing agreements under which it sold receivables to third parties. In accordance with ASC 470, the financing agreements are treated as loans encumbering the receivables of the Company in the event of default and are accounted for as indebtedness, such that payments are allocated to principal and interest expense as they are made. These transactions are as follows:

•	In May 2022, the Company entered into a financing agreement with an unrelated party for a loan of $50,000, bearing interest at the rate of 20.9% per annum, to be repaid at the rate of $1,218 per week for one year. At August 31, 2025, the outstanding balance, including interest, was $54,029. This loan is in default.

•	In January 2023, the Company entered into a financing agreement with an unrelated party for a loan of $20,000, bearing interest at the rate of 33.5% per annum, to be repaid at the rate of $1,874 per month. The outstanding balance at August 31, 2025, was $2,921. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	In April 2023, the Company entered into a financing agreement with an unrelated party for a loan of $37,475, bearing interest at the rate of 19% per annum, to be repaid at the rate of $1,718 per month. The outstanding balance at August 31, 2025, was $36,507. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	On August 8, 2022, the Company entered into a financing agreement with an unrelated party for a loan of $45,000, bearing interest at the rate of 26.4% per annum, to be repaid at the rate of $6,114 per week for 20 weeks. As refinanced, the loan was increased to $76,000 at the same rate of interest and was to be repaid at the rate of $6,114 per week for 17 weeks. On May 13, 2024, the Company agreed to settle the $38,638 owing under this agreement in consideration of a payment of $15,000, which the Company made on June 12, 2024. Under ASC 470-50-40, the fair value of extinguished debt, less the fair value of the payment, is treated as gain. Accordingly, $23,638 has been recorded in the Company’s consolidated statement of operations as other income (Expense) – Forgiveness of debt.

•	On October 8, 2019, the Company borrowed $12,500 from an unrelated party bearing interest at the rate of 14% per annum (the “Headway Loan”). This loan is payable at the weekly rate of $589 for 24 weeks. On October 13, 2022, an additional loan of $6,304 was obtained with a weekly payment of $297 for 24 weeks. The loan was guaranteed by a related party. At August 31, 2025, the outstanding balance of this loan, including interest, was $18,896. This loan is in default.

Convertible Notes

The Company has borrowed money under promissory notes that have convertibility features as follows:

•	On March 14, 2024, the Company made a promissory note in the principal amount of $66,000 in favor of an unrelated party. The note was subject to an original issuance discount of $11,000 and to an initial interest charge of 13% of its principal amount, or $8,580. The net proceeds received by the Company after the original issuance discount, the initial interest charge and payment of legal and due diligence fees of $5,000, were $50,000. The note required repayment in five installments, as follows: a payment of $37,290 on September 15, 2024, and payments of $9,322.50 on October 15, 2024, November 15, 2024, December 15, 2024, and January 15, 2025. Each of these payments included accrued interest. The note was repaid on January 12, 2025, at which time, it was not in default. The note provided that upon an event of default, the holder could convert the amount then unpaid into Common Stock at a conversion price of 65% of the lowest trading price therefor during the 10 trading days prior to the date of conversion.

•	On November 7, 2024, the Company made a promissory note in the principal amount of $67,200 in favor of an unrelated party. The note was subject to an original issuance discount of $11,200. The net proceeds received by the Company, after payment of legal and due diligence fees of $6,000, were $56,000. The note required repayment in five installments, as follows: a payment of $37,968 on May 15, 2025, and payments of $9,492 on June 15, 2025, July 15, 2025, August 15, 2025, and September 15, 2025. Each of these payments included accrued interest. The note provided that upon an event of default, the holder could convert the amount then unpaid into Common Stock at a conversion price of 65% of the lowest trading price therefor during the 10 trading days prior to the date of conversion. The balance as of August 31, 2025, was $9,593. This note was repaid on September 5, 2025.

The Company determined that the above convertible notes contained an embedded derivative instrument, inasmuch as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option, as defined under FASB ASC Topic No. 815–40. The Company determined the fair values of the embedded convertible note derivatives contained in the convertible notes using the Black Scholes option pricing model. The conversion features of these notes have been accounted for as a derivative liability in the Consolidated Statements of Operations – Change in fair value of derivative liabilities.

Related Party Debt

For information about related party debt, see Note 11 – Related Party Transactions – Loans and Advances.

Note 5 – Right-of-Use Assets and Lease Liabilities

The Company leases real property from unrelated parties under leases that are classified as operating leases. The right-of-use assets for operating leases are included in right-of-use assets on the balance sheets, with the corresponding lease liability in liabilities. Lease expense is recognized on a straight-line basis over the lease term. Renewals and terminations are included in the calculation of right-of-use assets and lease liabilities when they are considered reasonably certain to be exercised. When the implicit rate is unknown, the incremental borrowing rate, based on the commencement date, is used to determine the present value of lease payments.

The following amounts related to leases were recorded in the balance sheets:

	August 31, 2025	May 31, 2025
Right-of-use asset	$–	$2,795
Less: Accumulated amortization	–	–
Right-of-use asset, net	$–	$2,795
	–
Lease liabilities – current	$–	$4,906
Lease liabilities – noncurrent	–	–
	$–	$4,906

The Company reimburses a related party for an office space operating lease under a month-to-month arrangement, payable at the discretion of management. See Note 10.

The Company’s total operating lease expenses were $11,059 and $18,248 during the three months ended August 31, 2025, and August 31, 2024, respectively.

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

The table below summarizes the Company’s disaggregated revenue information:

	Quarter Ended August 31,
	2025	2024
Clinical trials	$24,139	$178,386
Consulting fees	–	–
Merchandise	61	501
Total revenue	$24,200	$178,887

Cost of revenue consists of third-party costs associated with patient stipends. At August 31, 2025, and August 31, 2024, cost of revenue was $8,143 and $8,362, respectively.

Note 7 – Stockholders’ Deficiency

The Company is authorized to issue 20,010,000,000 shares of capital stock, of which 20,000,000,000 shares are common stock, without par value, and 10,000,000 are preferred stock, without par value, issuable in series.

Preferred Stock

The Company has designated 2,500,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”). Until July 20, 2022, each share had a par value of $0.001; on that date, the Company amended its articles of incorporation to provide that each such share has no par value. Under this amendment, (i) Series A Stock is entitled to receive dividends on the shares of Common Stock into which such shares are convertible, (ii) has the voting power of the number of shares of Common Stock into which such shares are convertible, (iii) is redeemable at the option of the Company for a redemption price equal to the number of shares of Common Stock into which the redeemed shares are convertible and (iv) are senior to the Common Stock and junior to the Series B Convertible Preferred Stock described below. At August 31, 2025, and May 31, 2025, there were 2,500,000 shares of Series A Stock issued and outstanding.

On July 20, 2022, the Company designated a series of preferred stock, named Series B Preferred Convertible Preferred Stock, comprising 1,000 shares (“Series B Preferred”). The shares of this series have no par value, are not entitled to dividends, have no liquidation rights, are not redeemable, are not convertible, have 60% of the Company’s voting power and rank senior to the common stock and Series A Convertible Preferred Stock. On August 12, 2024, the Company amended its amended and restated articles of incorporation to increase the number of shares designated Series A Preferred Stock from 1,000 to 2,000 and on August 11, 2024, the Board authorized the issuance of the 1,000 shares created by the amendment to a related party. The 1,000 preferred shares created by this amendment were issued in exchange for common stock to an existing holder of Common Stock, who is a related party. The Company deemed the value of the preferred and common shares to be the same, resulting in no change to additional paid-in capital. At August 31, 2025, and May 31, 2025, there were 2,000 shares of Series B Preferred issued and outstanding.

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

At August 31, 2025, and May 31, 2025, there were 11,626,749,347 shares of Common Stock issued and outstanding.

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

Due to changes in ownership provisions of the income tax laws of the United States of America, net operating loss carryforwards of $5,882,901 and $5,334,081 at August 31, 2025, and August 31, 2024, respectively, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, the use of net operating loss carryforwards may be limited in future years. They generally expire 20 years from when incurred.

Income taxes for 2020 to 2025 remain subject to examination by the Internal Revenue Service.

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

One of the Company’s officers leased 1,400 square feet at 1625 Main St., Houston, Texas, under a lease the term of which commenced on March 15, 2023, and expired on September 14, 2023, at a rent of $3,168 per month. This officer made these premises available to the Company for office space, for which the Company paid them $2,817 per month. The lease was renewed for these premises, which commenced on September 15, 2023, and expired on September 14, 2024, at a rent of $3,164 per month. The officer made these premises available to the Company for use as office space, for which the Company paid him $2,817 per month.

On September 3, 2024, one of the Company’s officers entered into a new lease for these premises. The term of the lease began on September 15, 2024, and expired on August 14, 2025. The lease has not been renewed and under its terms, it has been renewed on a month-to-month basis. The officer has made these premises available to the Company for use as office space, for which the Company has paid him $3,333 per month.

Note 11 – Related Party Transactions

See Note 10 for information respecting the lease of real property to the Company by one of its officers.

The Headway Loan (see Note 4) was guaranteed by a related party.

On August 3, 2022, the Company borrowed $15,000 from a related party. This loan is undocumented. The understanding between the Company and the related party is that it would make payments under the note as they became due. In the year ended May 31, 2024, the Company ceased making such payments. This note bears interest at the rate of 42.5% per annum and is to be repaid at the rate of $1,188 per month for 18 months. The Company believes that, at August 31, 2025, the outstanding balance of this loan, including interest, was $16,465 and that it is in default or has been written off by the lender.

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

During the quarter ended August 31, 2025, and May 31, 2025, the Company received cash advances from related parties of $93,569 and $69,126, respectively, for use as working capital.

The balance of related party liabilities owed to certain shareholders totaled $717,043 and $623,474 at August 31, 2025, and May 31, 2025, respectively. The balance of related party receivables owed by certain shareholders totaled $9,155 and $9,155 at August 31, 2025, and May 31, 2025.

Note 12 – Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Note 13 – Concentration of Risk

The Company had two customers that provided 95% of gross revenue for the quarter ended August 31, 2025, and two customers that provided 98% of gross revenue for the quarter ended August 31, 2024.

Note 14 – Subsequent Events

Management has evaluated all other subsequent events when these consolidated financial statements were issued and has determined that none of them requires disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of August 31, 2025, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended May 31, 2025. The results set forth in these consolidated financial statements are not necessarily indicative of the Company’s future performance. This item and other parts of this report contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in forward-looking statements.

Information about the Company

The Company, headquartered in Houston, Texas, conducts clinical trials for Sponsors and CROs and as a Sponsor through Alpha Research Institute, cannabis-related education in classrooms, seminars and online through Pharmacology University and sales of CBD products. For detailed information about the Company and its operations, see “Description of Business” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2025.

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

For detailed information about the Company and its operations, see “Description of Business” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2025. For further information concerning the Company and its business, see “Business.”

Results of Operations

Comparison of the Quarter Ended August 31, 2025, and the Quarter Ended August 31, 2024

The following table sets forth information from the consolidated statements of operations for the quarters ended August 31, 2025, and August 31, 2024.

	Quarter Ended August 31,
	2025	2024
Revenues	$24,200	$178,887
Cost of revenues	8,143	8,362
Gross profit	16,057	170,525
Total operating expenses	90,841	268,169
Operating loss	(74,784)	(97,904)

Amortization of discount	(19,816)	–
Forgiveness of debt	–	23,638
Change in fair value of derivative liabilities	29,322	–
Interest	(17,368)	(2,339)
Net loss	$(82,645)	$(76,305)

Revenues

Revenues were $24,200 and $178,887 for the quarters ended August 31, 2025, and August 31, 2024, respectively, primarily due to a decrease of $149,047 in revenues from clinical trial contracts, which were $24,139 in the latter period and $178,386 in the former. This reduction was due to fewer clinical trial contracts taken in the first quarter. Online sales of educational materials decreased by $440, from $501 in the quarter ended August 31, 2024, to $61 in the quarter ended August 31, 2025, due to lower demand for the Company’s online products.

Operating Expenses

Operating expenses for the quarters ended August 31, 2025, and August 31, 2024, consisted of the following:

	Quarter Ended August 31,
	2025	2024
General and administrative	$23,308	$61,296
Contract labor	42,520	45,873
Professional fees	7,741	36,570
Officer compensation	6,000	6,000
Share-based compensation	–	100,000
Rent	11,059	18,248
Travel	213	142
Total operating expenses	$90,841	$268,129

The decrease in operating expenses was primarily due to a decrease of $100,000 in share-based compensation, a decrease of $31,269 in general and administrative, a decrease of $28,829 in professional fees, and a decrease of $7,190 in rent.

Operating Loss

For the reasons set forth above, operating loss decreased from $97,604 in the quarter ended August 31, 2024, to $74,784 in the quarter ended August 31, 2025. Pursuant to FASB ASU No. 2018-07 (see Note 2 –Share-Based Payments), the Company records the issuance of shares in consideration of services as an expense, although such issuance does not involve an expenditure of cash. Accordingly, the issuance of 125,000,000 shares as compensation is reflected as an expense of $100,000 in the consolidated statements of operations for the quarter ended August 31, 2024. If the Company had not incurred this non-cash expense, it would have recorded income from operations of $2,396 for the quarter ended August 31, 2024.

Interest

Interest was $17,368 in the quarter ended August 31, 2025, and $2,339 in the quarter ended August 31, 2024.

Other Income

In the quarter ended August 31, 2025, the Company recorded a change in value of derivative liabilities as other income of $29,322. In the quarter ended August 31, 2024, it received other income of $23,638 from the forgiveness of a loan.

Net Loss

Net loss for the quarter ended August 31, 2025, was $82,645, compared with a net loss of $76,305 for the quarter ended August 31, 2024, for the reasons set forth above in relation to loss from operations ended August 31, 2025.

Changes in Financial Condition and Results of Operations

At August 31, 2025, the Company had $223 in cash and cash equivalents and accounts receivable of $8,966, negative working capital of $996,728 and no commitments for capital expenditures. At May 31, 2025, the Company had $12,952 in cash and cash equivalents, accounts receivable of $6,380, negative working capital of $916,878 and no commitments for capital expenditures. The Company have cash and cash equivalents of $128 on the date of this Report.

During the quarter ended August 31, 2025, the Company had net cash used in operations of $103,712, while during the quarter ended August 31, 2024, the Company had net cash used in operations of $30,413. During the quarter ended August 31, 2025, the Company had net cash provided by financing activities of $90,983, while during the quarter ended August 31, 2024, the Company had net cash provided by financing activities of $30,627. The Company had accumulated deficits of $5,965,546 at August 31, 2025, and $5,882,901 at May 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 31, 2025. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly is not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months that ended August 31, 2025, the Company sold no shares of its equity securities.

Use of Proceeds

On December 5, 2023, the Company’s Registration Statement on Form S-1 was declared effective. The Company registered 6,250,000,000 shares of Common Stock for sale for its account, in addition to 3,837,154,885 shares of Common Stock that may be sold by certain selling stockholders. As of the date of this report, the Company has sold no shares and accordingly has received no proceeds of the offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Related Disclosure

During the three months ended August 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

Date: October 22, 2025	By:	/s/ Dante Picazo
Dante Picazo Principal Executive Officer and Principal Accounting Officer

