Form 10-Q
period 2025-11-30
Cannabis Bioscience International Holdings, Inc.
filed 2026-02-19
CIK 1411057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,626,749,347 shares of common stock were outstanding on February 18, 2026.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended November 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2025	May 31, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132	$12,952
Accounts receivable	21,811	6,380
Related-party receivables	–	9,155
Other current assets	188	598
TOTAL CURRENT ASSETS	22,131	29,085
Right-of-use asset	–	2,795
TOTAL ASSETS	$22,131	$31,880

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$159,116	$100,343
Credit cards	30,327	30,327
Accrued interest	26,773	22,095
Related-party payables	793,196	623,474
Short-term loans (net of amortization of loan fees)	111,721	111,722
SBA loans	14,592	14,592
Derivative liabilities	–	29,322
Lease liabilities	–	4,906
Convertible note	101	9,182
TOTAL CURRENT LIABILITIES	1,135,826	945,963

LONG-TERM LIABILITIES
SBA loans	249,500	249,500
TOTAL LONG-TERM LIABILITIES	249,500	249,500
TOTAL LIABILITIES	1,385,326	1,195,463

STOCKHOLDERS’ DEFICIENCY
Authorized: 10,000,000 shares of preferred stock, without par value, of which 2,500,000 shares have been designated Series A Convertible Preferred Stock (2,500,000 shares outstanding at November 30, 2025, and May 31, 2025) and 2,000 shares have been designated Series B Preferred Stock (2,000 shares outstanding at November 30, 2025, and May 31, 2025)	–	–
Common Stock, without par value: 20,000,000,000 shares authorized, of which 11,626,749,347 shares were issued and outstanding at November 30, 2025, and May 31, 2025	–	–
Additional paid-in capital	4,719,318	4,719,318
Accumulated deficit	(6,082,513)	(5,882,901)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,363,195)	(1,163,583)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$22,131	$31,880

See accompanying notes to consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2025	2024	2025	2024

Revenues	$53,266	$74,248	$77,466	$253,135
Cost of revenues	10,500	7,803	18,643	16,165
Gross profit	42,766	66,445	58,823	236,970

Cost and expenses
General and administrative	30,972	40,128	54,280	101,424
Contract labor	36,141	54,296	78,661	100,169
Professional fees	52,035	7,112	59,776	143,682
Officer compensation	8,094	6,000	14,094	12,000
Rent and lease	11,339	18,439	22,398	36,687
Travel	62	97	275	239
Total operating expenses	138,643	126,072	229,484	394,201

Operating loss	(95,877)	(59,627)	(170,661)	(157,231)

Other income (expense)
Amortization of discount	–	–	(19,816)	–
Note discount expense	(3,230)	(11,200)	(3,230)	(11,200)
Forgiveness of debt	–	–	–	23,638
Change in fair value of derivative liabilities	–	–	29,322	–
Interest	(17,860)	(8,701)	(35,228)	(11,040)
Total other income (expense)	(21,090)	(19,901)	(28,952)	1,398

Net loss	$(116,966)	$(79,528)	$(199,612)	$(155,833)

Average common stock outstanding	11,626,749,347	10,497,459,730	11,626,749,347	10,497,459,730

Average earnings (loss) per share	$(0.000010)	$(0.000008)	$(0.000017)	$(0.0000015)

See accompanying notes to consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended November 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(199,612)	$(155,833)
Adjustment to reconcile net cash used in operations:
Issuance of common stock for services	–	70,000
Amortization of right-of-use asset and liability	–	16,323
Change in value of derivative liabilities	(29,322)	–
Changes in assets and liabilities:
Accounts receivable	(15,431)	6,320
Accounts payable and accrued expenses	116,116	(29,969)
Related party payable	21,155	–
Lease liability (net)	(2,111)	(9,173)
NET CASH USED IN OPERATIONS	(109,205)	(102,503)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term loans	–	(38,638)
Proceeds from (payment of) notes payable	(9,082)	77,437
Repayment of SBA loans	–	139
Proceeds from shareholder loans	–	7,538
Proceeds from related-party loan	105,467	56,274
NET CASH PROVIDED BY FINANCING ACTIVITIES	96,385	102,750

NET INCREASE (DECREASE) IN CASH	(12,820)	247

CASH AT BEGINNING OF PERIOD	12,952	755

CASH AT END OF PERIOD	$132	$1,002

Supplemental disclosure of cash flow information
Cash paid for interest	$35,228	$11,040
Cash paid for taxes	$–	$–

See accompanying notes to consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2025

(Unaudited)

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance - May 31, 2025	2,500,000	$–	2,000	$–	11,626,749,347	$4,719,318	$(5,882,901)	$(1,163,583)
Net loss for the quarter	–	–	–	–	–	–	(82,645)	(82,645)
Balance – August 31, 2025	2,500,000	$–	2,000	$–	11,626,749,347	$4,719,318	$(5,965,546)	$(1,246,228)
Net loss for the quarter	–	–	–	–	–	–	(116,966)	(116,966)
Balance - November 30, 2025	2,500,000	$–	2,000	$–	11,626,749,347	$4,719,318	$(6,082,513)	$(1,363,195)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2024

(Unaudited)

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance - May 31, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$4,255,068	$(5,334,081)	$(1,079,013)
Issuance of common stock for services	–	–	–	–	125,000,000	100,000	–	100,000
Issuance of shares of Series B Preferred	–	–	1,000	–	–	–	–	–
Net income for the quarter	–	–	–	–	–	–	(76,305)	(76,305)
Balance - August 31, 2024	2,500,000	$–	2,000	$–	10,556,749,347	$4,355,068	$(5,410,385)	$(1,055,317)
Net income for the quarter	–	–	–	–	–	–	(79,528)	(79,528)
Balance – November 30, 2024	2,500,000	$–	2,000	$–	10,556,749,347	$4,355,068	$(5,489,914)	$(1,134,846)

See accompanying notes to consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2025
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

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared by management using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at November 30, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended November 30, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended May 31, 2025, filed with the SEC on September 22, 2025, as part of the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions. The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. Certain of these estimates could be affected by external conditions, including those unique to the Company’s businesses and general economic conditions. These external conditions could affect the Company’s estimates, which could cause actual results to differ materially from its estimates. Actual results could differ from those estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary. Significant estimates relied upon in preparing these statements include revenue recognition, accounts receivable reserves, accrued expenses, share-based compensation and the recoverability of the Company’s net deferred tax assets and any related valuation allowance.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired. The Company had no investment securities that were deemed cash equivalents at November 30, 2025, and May 31, 2025.

Accounts Receivable

Included in accounts receivable on the balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based upon experience and the judgment of management, there was no allowance for doubtful accounts at November 30, 2025, and May 31, 2025.

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

A performance obligation is a contractual promise to transfer a distinct product or service to a customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Each contract has a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, not distinct. Revenue from contracts that satisfy the criteria for overtime recognition is recognized as the work progresses. The majority of the Company’s revenue is derived from services provided to customers and is typically executed over a period that is typically between 1 and 12 months, based on evaluation of when these services are rendered. Contracts will continue to be recognized over time because of the continuous transfer of control to the customer as services are rendered to customers. Payments made by customers in advance of services being rendered are recorded as deferred revenue.

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

Contracts for educational services require nonrefundable payments in advance and are recorded as revenue when received.

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

Remaining Performance Obligations

The Company follows ASC 606, which requires the allocation of the transaction price to the remaining performance obligations of a contract and applies a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less. At November 30, 2025, and May 31, 2025, the Company had no remaining performance obligations.

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

Income (Loss) per Share

The Company computes basic earnings per share amounts in accordance with Accounting Standards Codification Topic 260, “Earnings per Share.” (“ASC 260”) Under ASC 260, (i) basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period and (ii) diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At November 30, 2025, and May 31, 2025, the Company had no dilutive securities.

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

In March 2024, FASB issued ASU 2024-01 to clarify how an entity should determine whether a profits interest or similar award should be accounted for as a share-based payment arrangement or similar to a cash bonus or profit-sharing arrangement. The amendments are effective in annual periods beginning after December 15, 2024, and interim periods within those annual periods, with early adoption permitted. The Company adopted the amendments as of January 1, 2025. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

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

In December 2023, FASB issued ASU 2023-09 to improve disclosures and presentation requirements to the transparency of the income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective in annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the amendments, which are not expected to have an impact on its financial condition or results of operations. The Company expects to adopt this guidance in its Annual Report on Form 10-K for the year ending May 31, 2026.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the Company’s continuation as a going concern in accordance with ASC 240-40-50. The Company’s history of recurring losses, negative working capital and negative cash flows from operating activities raises substantial doubt about its ability to continue as a going concern. The Company has not generated sufficient income to cover its operating expenses since its inception. During the six months ended November 30, 2025, the Company had net loss from operations of $199,612, net cash used in operations of $109,205, a working capital deficit of $1,113,695 and an accumulated deficit of $6,082,513.

The ability of the Company to continue as a going concern depends on the successful execution of its operating plan, which includes expanding its operations and raising debt or equity financing. There is no assurance that the Company will be able to expand its operations or obtain such financing on satisfactory terms or at all. If the Company is unsuccessful in these endeavors, it may be required to curtail or cease its operations.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 4 – Debt

EIDL Loans

In May 2020, the Company received $143,100 from the Small Business Administration as an Economic Injury Disaster Loan (“EIDL”) to help fund its operations during the COVID-19 pandemic. The loan bears interest at the rate of 3.75% per annum and is payable in monthly installments of $698 over a 30-year period.

In June 2020, the Company received proceeds of $106,200 from the Small Business Administration through a second EIDL loan to help fund its operations during the COVID-19 pandemic. The loan bears interest at the rate of 3.75% per annum and is payable in monthly installments of $518 over a 30-year period.

The Company’s EIDL loans were recorded in the consolidated balance sheets as follows:

	November 30, 2025	May 31, 2025
SBA (EIDL) – current	$14,952	$14,592
SBA (EIDL) – noncurrent	249,500	249,500
Accrued interest	26,773	22,095
	$291,225	$286,187

Short-Term Debt

Non-Convertible Loans and Financing Agreements

The Company has entered into loans under which it borrowed money and financing agreements under which it sold receivables to third parties. In accordance with ASC 470, the financing agreements are treated as loans encumbering the receivables of the Company in the event of default and are accounted for as indebtedness, such that payments are allocated to principal and interest expense as they are made. These transactions are as follows:

•	In May 2022, the Company entered into a financing agreement with an unrelated party for a loan of $50,000, bearing interest at the rate of 20.9% per annum, to be repaid at the rate of $1,218 per week for one year. At November 30, 2025, the outstanding balance, including interest, was $55,422 This loan is in default.

•	In January 2023, the Company entered into a financing agreement with an unrelated party for a loan of $20,000, bearing interest at the rate of 33.5% per annum, to be repaid at the rate of $1,874 per month. The outstanding balance at November 30, 2025, was $2,921. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	In April 2023, the Company entered into a financing agreement with an unrelated party for a loan of $37,475, bearing interest at the rate of 19% per annum, to be repaid at the rate of $1,718 per month. The outstanding balance at November 30, 2025, was $36,507. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	On August 8, 2022, the Company entered into a financing agreement with an unrelated party for a loan of $45,000, bearing interest at the rate of 26.4% per annum, to be repaid at the rate of $6,114 per week for 20 weeks. As refinanced, the loan was increased to $76,000 at the same rate of interest and was to be repaid at the rate of $6,114 per week for 17 weeks. On May 13, 2024, the Company agreed to settle the $38,638 owing under this agreement in consideration of a payment of $15,000, which the Company made on June 12, 2024. Under ASC 470-50-40, the fair value of extinguished debt, less the fair value of the payment, is treated as gain. Accordingly, $23,638 has been recorded in the Company’s consolidated statement of operations as other income (expense) – Forgiveness of debt.

•	On October 8, 2019, the Company borrowed $12,500 from an unrelated party bearing interest at the rate of 14% per annum (the “Headway Loan”). This loan was repayable at the weekly rate of $589 for 24 weeks. On October 13, 2022, an additional loan of $6,304 was obtained with a weekly payment of $297 for 24 weeks. The loan was guaranteed by a related party. At November 30, 2025, the outstanding balance of this loan, including interest, was $16,871 This loan is in default.

Convertible Notes

The Company has borrowed money under promissory notes that have convertibility features as follows:

•	On March 14, 2024, the Company made a promissory note in the principal amount of $66,000 in favor of an unrelated party. The note was subject to an original issuance discount of $11,000 and to an initial interest charge of 13% of its principal amount, or $8,580. The net proceeds received by the Company after the original issuance discount, the initial interest charge and payment of legal and due diligence fees of $5,000, were $50,000. The note required repayment in five installments, as follows: a payment of $37,290 on September 15, 2024, and payments of $9,322 on October 15, 2024, November 15, 2024, December 15, 2024, and January 15, 2025. Each of these payments included accrued interest. The note was repaid on January 12, 2025, at which time, it was not in default. The note provided that upon an event of default, the holder could convert the amount then unpaid into Common Stock at a conversion price of 65% of the lowest trading price therefor during the 10 trading days prior to the date of conversion.

•	On November 7, 2024, the Company made a promissory note in the principal amount of $67,200 in favor of an unrelated party. The note was subject to an original issuance discount of $11,200. The net proceeds received by the Company, after payment of legal and due diligence fees of $6,000, were $56,000. The note required repayment in five installments, as follows: a payment of $37,968 on May 15, 2025, and payments of $9,492 on June 15, 2025, July 15, 2025, August 15, 2025, and September 15, 2025. Each of these payments included accrued interest. The note provided that upon an event of default, the holder could convert the amount then unpaid into Common Stock at a conversion price of 65% of the lowest trading price therefor during the 10 trading days prior to the date of conversion. The balance as of November 30, 2025, was $101.

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

The following amounts related to leases were recorded in the balance sheets:

	November 30, 2025	May 31, 2025
Right-of-use asset	$–	$2,795
Less: Accumulated amortization	–	–
Right-of-use asset, net	$–	$2,795
	–
Lease liabilities – current	$–	$4,906
Lease liabilities – noncurrent	–	–
	$–	$4,906

The Company reimburses a related party for an operating lease for office space under a month-to-month arrangement, payable at the discretion of management. See Note 10.

The Company’s total operating lease expenses were $22,398 and $36,687 during the six months ended November 30, 2025, and November 30, 2024, respectively.

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

The table below summarizes the Company’s disaggregated revenue information:

	Three Months Ended November 30,		Six Months Ended November 30,
	2025	2024	2025	2024
Clinical trials	$40,903	$73,781	$65,042	$252,167
Consulting fees	12,000	–	12,000	–
Seminar fees	291	–	291	–
Merchandise	72	467	133	968
Total revenue	$53,266	$74,248	$77,466	$253,135

Cost of revenue consists of third-party costs associated with patient stipends. At November 30, 2025, and November 30, 2024, cost of revenue was $18,643 and $16,165, respectively.

Note 7 – Stockholders’ Deficiency

The Company is authorized to issue 20,010,000,000 shares of capital stock, of which 20,000,000,000 shares are common stock, without par value, and 10,000,000 are preferred stock, without par value, issuable in series.

Preferred Stock

The Company has designated 2,500,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”). Until July 20, 2022, each share had a par value of $0.001; on that date, the Company amended its articles of incorporation to provide that each such share has no par value. Under this amendment, (i) Series A Stock is entitled to receive dividends on the shares of Common Stock into which such shares are convertible, (ii) has the voting power of the number of shares of Common Stock into which such shares are convertible, (iii) is redeemable at the option of the Company for a redemption price equal to the number of shares of Common Stock into which the redeemed shares are convertible and (iv) are senior to the Common Stock and junior to the Series B Convertible Preferred Stock described below. At November 30, 2025, and May 31, 2025, there were 2,500,000 shares of Series A Stock issued and outstanding.

On July 20, 2022, the Company designated a series of preferred stock, named Series B Preferred Convertible Preferred Stock, comprising 1,000 shares (“Series B Preferred”). The shares of this series have no par value, are not entitled to dividends, have no liquidation rights, are not redeemable, are not convertible, have 60% of the Company’s voting power and rank senior to the common stock and Series A Convertible Preferred Stock. On August 12, 2024, the Company amended its amended and restated articles of incorporation to increase the number of shares designated Series A Preferred Stock from 1,000 to 2,000 and on August 11, 2024, the Board authorized the issuance of the 1,000 shares created by the amendment to a related party. The 1,000 preferred shares created by this amendment were issued in exchange for common stock to an existing holder of Common Stock, who is a related party. The Company deemed the value of the preferred and common shares to be the same, resulting in no change to additional paid-in capital. At November 30, 2025, and May 31, 2025, there were 2,000 shares of Series B Preferred issued and outstanding.

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

At November 30, 2025, and May 31, 2025, there were 11,626,749,347 shares of Common Stock issued and outstanding.

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

Due to changes in ownership provisions of the income tax laws of the United States of America, net operating loss carryforwards of $6,082,513 and $5,882,901 at November 30, 2025, and May 31, 2025, respectively, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, the use of net operating loss carryforwards may be limited in future years. They generally expire 20 years from when incurred.

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

On August 3, 2022, the Company borrowed $15,000 from a related party. This loan is undocumented. The understanding between the Company and the related party is that it would make payments under the note as they became due. In the year ended May 31, 2024, the Company ceased making such payments. This note bears interest at the rate of 42.5% per annum and is to be repaid at the rate of $1,188 per month for 18 months. The Company believes that, at November 30, 2025, the outstanding balance of this loan, including interest, was $16,465 and that it is in default or has been written off by the lender.

On November 1, 2025, the Company issued a new promissory note in the principal amount of $360,154.38 in favor of John Jones and/or Barbara Kamienski (the “Note”). This Note bears interest at a rate of 2.5% per annum and is repayable in monthly installments of $9,003.86, with the first payment due on November 30, 2025, continuing until the balance is paid in full. Events of default included failure to pay principal or interest when due, breach of covenant, breach of representation and warranty, assignment for the benefit of creditors or appointment of a receiver, bankruptcy and cessation of operations. The Jones Note replaces promissory notes previously made by the Company in favor of Mr. Jones and Ms. Kamienski.

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

The balance of related party liabilities owed to certain shareholders totaled $793,196  and $623,474 at November 30, 2025, and May 31, 2025, respectively. The balance of related party receivables owed by certain shareholders totaled $0 and $9,155 at November 30, 2025, and May 31, 2025.

Note 12 – Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Note 13 – Concentration of Risk

The Company had three customers that provided 99% of gross revenue for the quarter ended November 30, 2025, and two customers that provided 98% of gross revenue for the quarter ended November 30, 2024.

Note 14 – Subsequent Events

On December 31, 2025, the Company terminated its Pharmacology University business.

Management has evaluated all other subsequent events when these consolidated financial statements were issued and has determined that none of them requires disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of November 30, 2025, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended May 31, 2025. The results set forth in these consolidated financial statements are not necessarily indicative of the Company’s future performance. This item and other parts of this report contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in forward-looking statements.

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

Going Concern

As indicated in Note 3 of the notes to the audited consolidated financial statements for the period ended November 30, 2025, and the report thereon of the Company’s independent auditing firm, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has incurred recurring losses and recurring negative cash flow from operating activities and has an accumulated deficit, and its ability to continue as a going concern depends on the successful execution of its operating plan, which includes increasing sales of existing services and introducing new services, as well as raising either debt or equity financing.

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

Results of Operations

Comparison of the Quarter Ended November 30, 2025, and the Quarter Ended November 30, 2024

The following table sets forth information from the consolidated statements of operations for the quarters ended November 30, 2025, and November 30, 2024.

	Quarter Ended November 30,
	2025	2024
Revenues	$53,266	$74,248
Cost of revenues	10,500	7,803
Gross profit	42,766	66,445
Total operating expenses	138,643	126,072
Operating loss	(95,877)	(59,627)

Amortization of discount	(3,230)	–
Note discount	–	(11,200)
Forgiveness of debt	–	–
Change in fair value of derivative liabilities	–	–
Interest	(17,860)	(8,701)
Net loss	$(116,966)	$(79,528)

Revenues

Revenues were $53,266 and $74,248 for the quarters ended November 30, 2025, and November 30, 2024, respectively, primarily due to a decrease of $32,878 in revenues from clinical trial contracts, which were $40,903 in the latter period and $73,781 in the former. This reduction was due to fewer clinical trial contracts taken in the 2nd quarter. Online sales of educational materials decreased by $334, from $467 in the quarter ended November 30, 2024, to $133 in the quarter ended November 30, 2025, due to lower demand for the Company’s online products.

Operating Expenses

Operating expenses for the quarters ended November 30, 2025, and November 30, 2024, consisted of the following:

	Quarter Ended November 30,
	2025	2024
General and administrative	$30,972	$40,128
Contract labor	36,141	54,296
Professional fees	52,035	7,112
Officer compensation	8,094	6,000
Share-based compensation	–	–
Rent	11,339	18,439
Travel	62	97
Total operating expenses	$138,643	$126,072

The increase in operating expenses was primarily due to an increase of $44,923 in Professional Fees.

Operating Loss

For the reasons set forth above, operating loss increased from $79,528 in the quarter ended November 30, 2024, to $116,966 in the quarter ended November 30, 2025, primarily due to a decrease in revenue from clinical trial amounting to $32,878 and an increase in operating expense from Professional fees of $44,923.

Interest

Interest was $17,860 in the quarter ended November 30, 2025, and $8,701 in the quarter ended November 30, 2024.

Other Income

For the quarters ended November 30, 2025, and November 30, 2024, interest was $17,860 and $8,701, respectively. During the quarter ended November 30, 2024, the Company recorded an expense from note discount amounting to $11,200 and $3,230 for the quarter ended November 30, 2025. As a result, other income (expense) for the quarters ended November 30, 2025, and November 30, 2024, showed losses of $21,090 and $19,901, respectively.

Net Loss

Net loss for the quarter ended November 30, 2025, was $116,966, compared with a net loss of $79,528 for the quarter ended November 30, 2024, for the reasons set forth above in relation to loss from operations ended November 30, 2025.

Changes in Financial Condition and Results of Operations

At November 30, 2025, the Company had $132 in cash and cash equivalents and accounts receivable of $21,811, negative working capital of $1,113,695 and no commitments for capital expenditures. At May 31, 2025, the Company had $12,952 in cash and cash equivalents, accounts receivable of $6,380, negative working capital of $916,878 and no commitments for capital expenditures. The Company has cash and cash equivalents of $82 on the date of this Report.

During the six months ended November 30, 2025, the Company had net cash used in operations of negative $109,205, while during the six months ended November 30, 2024, the Company had net cash used in operations of $102,503. During the six months ended November 30, 2025, the Company had net cash provided by financing activities of $96,385,   while during the six months ended November 30, 2024, the Company had net cash provided by financing activities of $102,750. The Company had accumulated deficits of $6,082,513 at November 30, 2025, and $5,882,901 at May 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of November 30, 2025. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly is not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months that ended November 30, 2025, the Company sold no equity securities.

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

Item 5. Other Information.

Insider Trading Arrangements and Related Disclosure

During the three months ended November 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

Date: February 19, 2026	By:	/s/ Dante Picazo
Dante Picazo Principal Executive Officer and Principal Accounting Officer

