Form 10-Q
period 2026-02-28
Cannabis Bioscience International Holdings, Inc.
filed 2026-04-16
CIK 1411057

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,626,749,347 shares of common stock were outstanding on April 16, 2026.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended February 28, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2026	May 31, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90	$12,952
Accounts receivable	1,266	6,380
Related-party receivables	–	9,155
Other current assets	188	598
TOTAL CURRENT ASSETS	1,544	29,085
Right-of-use asset	–	2,795
TOTAL ASSETS	$1,544	$31,880

CURRENT LIABILITIES
Accounts payable and accrued expenses	$190,467	$100,343
Credit cards	30,327	30,327
Accrued interest	26,773	22,095
Related-party payables	845,294	623,474
Short-term loans (net of amortization of loan fees)	111,721	111,722
SBA loans	14,592	14,592
Derivative liabilities	–	29,322
Lease liabilities	–	4,906
Convertible note	–	9,182
TOTAL CURRENT LIABILITIES	1,219,174	945,963

LONG-TERM LIABILITIES
SBA loans	249,500	249,500
TOTAL LONG-TERM LIABILITIES	249,500	249,500
TOTAL LIABILITIES	1,468,674	1,195,463

STOCKHOLDERS’ DEFICIENCY
Authorized: 10,000,000 shares of preferred stock, without par value, of which 2,500,000 shares have been designated Series A Convertible Preferred Stock (2,500,000 shares outstanding at February 28, 2026, and May 31, 2025) and 2,000 shares have been designated Series B Preferred Stock (2,000 shares outstanding at February 28, 2026, and May 31, 2025)	–	–
Common Stock, without par value: 20,000,000,000 shares authorized, of which 11,626,749,347 shares were issued and outstanding at February 28, 2026, and May 31, 2025	–	–
Additional paid-in capital	4,719,318	4,719,318
Accumulated deficit	(6,186,448)	(5,882,901)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,467,130)	(1,163,583)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,544	$31,880

See accompanying notes to consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2026	2025	2026	2025

Revenues	$11,205	$14,931	$88,671	$268,066
Cost of revenues	3,045	19,396	21,688	35,561
Gross profit	8,160	(4,465)	66,983	232,505

Cost and expenses
General and administrative	26,828	50,172	81,108	151,596
Contract labor	37,865	45,382	116,526	145,551
Professional fees	13,185	9,730	72,961	153,412
Officer compensation	11,089	6,000	25,183	18,000
Rent and lease	11,469	13,270	33,867	49,957
Travel	983	215	1,258	454
Total operating expenses	101,419	124,769	330,903	518,970

Operating loss	(93,259)	(129,234)	(263,920)	(286,465)

Other income (expense)
Amortization of discount	–	(13,138)	(19,816)	(24,338)
Note Discount expense	–	–	(3,230)	–
Forgiveness of debt	–	–	–	23,638
Change in fair value of derivative liabilities	–	(16,398)	29,322	(16,398)
Interest	(10,776)	(22,473)	(46,004)	(33,513)
Other Income/Loss	101	–	101	–
Total other income (expense)	(10,675)	(52,009)	(39,627)	(50,611)

Net loss	$(103,933)	$(181,243)	$(303,546)	$(337,076)

Weighted average common stock outstanding	11,626,749,347	10,726,471,569	11,626,749,347	10,573,938,169

Weighted average earnings (loss) per share	$(0.000009)	$(0.000017)	$(0.000026)	$(0.0000032)

See accompanying notes to consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended February 28,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(303,546)	$(337,076)
Adjustment to reconcile net income (loss) to cash used in operations:
Issuance of common stock for services	–	70,000
Amortization of right-of-use asset and liability	–	24,570
Interest Expense	88,785	–
Change in value of derivative liabilities	(29,322)	97,566
Changes in assets and liabilities:
Accounts receivable	5,114	17,499
Accounts payable and accrued expenses	90,123	(15,091)
Related Party Payable	27,155	–
Related Party Receivables	–	–
Lease liability (net)	(2,111)	(13,845)
NET CASH USED IN OPERATIONS	(123,802)	(185,315)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of Common Stock	–	120,000
Proceeds from (repayments of) short-term loans	–	(24,622)
Payment of notes payable	(11,758)	–
Repayment of SBA loans	–	140
Proceeds from shareholder loans	–	7,538
Proceeds from related-party loan	122,698	81,552
NET CASH PROVIDED BY FINANCING ACTIVITIES	110,940	185,108

NET INCREASE (DECREASE) IN CASH	(12,862)	(207)

CASH AT BEGINNING OF PERIOD	12,952	755

CASH AT END OF PERIOD	$90	$548

Supplemental disclosure of cash flow information
Cash paid for interest	$(49,500)	$21,403
Cash paid for taxes	$–	$–

See accompanying notes to consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2026

(Unaudited)

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance - May 31, 2025	2,500,000	$–	2,000	$–	11,626,749,347	$4,719,318	$(5,882,901)	$(1,163,583)
Net loss for the quarter	–	–	–	–	–	–	(82,645)	(82,645)
Balance – August 31, 2025	2,500,000	$–	2,000	$–	11,626,749,347	$4,719,318	$(5,965,546)	$(1,246,228)
Net loss for the quarter	–	–	–	–	–	–	(116,966)	(116,966)
Balance – November 30, 2025	2,500,000	$–	2,000	$–	11,626,749,347	$4,719,318	$(6,082,513)	$(1,363,195)
Net loss for the quarter	–	–	–	–	–	–	(103,933)	(103,933)
Balance – February 28, 2026	2,500,000	$–	2,000	$–	11,626,749,347	$4,719,318	$(6,186,448)	$(1,467,130)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2025

(Unaudited)

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance - May 31, 2024	2,500,000	$–	1,000	$–	10,431,749,347	$4,255,068	$(5,334,081)	$(1,079,013)
Issuance of common stock for services	–	–	–	–	125,000,000	100,000	–	100,000
Issuance of shares of Series B Preferred	–	–	1,000	–	–	–	–	–
Net loss for the quarter	–	–	–	–	–	–	(76,305)	(76,305)
Balance - August 31, 2024	2,500,000	$–	2,000	$–	10,556,749,347	$4,355,068	$(5,410,386)	$(1,055,318)
Net loss for the quarter	–	–	–	–	–	–	(79,528)	(79,528)
Balance – November 30, 2024	2,500,000	$–	2,000	$–	10,556,749,347	$4,355,068	$(5,489,914)	$(1,134,846)
Net loss for the quarter	–	–	–	–	425,000,000	120,500	(181,243)	(181,243)
Balance – February 28, 2025	2,500,000	$–	2,000	$–	10,981,749,347	$4,445,568	$(5,671,157)	$(1,225,589)

See accompanying notes to consolidated financial statements.

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026
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

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared by management using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at February 28, 2026, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended February 28, 2026, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended May 31, 2025, filed with the U.S. Securities and Exchange Commission on September 22, 2025, as part of the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired. The Company had no investment securities that were deemed cash equivalents at February 28, 2026, and May 31, 2025.

Accounts Receivable

Included in accounts receivable on the balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based upon experience and the judgment of management, there was no allowance for doubtful accounts at February 28, 2026, and May 31, 2025.

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

Remaining Performance Obligations

The Company follows ASC 606, which requires the allocation of the transaction price to the remaining performance obligations of a contract and applies a practical expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less. At February 28, 2026, and May 31, 2025, the Company had no remaining performance obligations.

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

Income (Loss) per Share

The Company computes basic earnings per share amounts in accordance with Accounting Standards Codification Topic 260, “Earnings per Share.” (“ASC 260”) Under ASC 260, (i) basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period and (ii) diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At February 28, 2026, and May 31, 2025, the Company had no dilutive securities.

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the Company’s continuation as a going concern in accordance with ASC 240-40-50. The Company’s history of recurring losses, negative working capital and negative cash flows from operating activities raises substantial doubt about its ability to continue as a going concern. The Company has not generated sufficient income to cover its operating expenses since its inception. During the nine months ended February 28, 2026, the Company had net loss from operations of $263,920, net cash used in operations of $123,802, a working capital deficit of $1,217,630 and an accumulated deficit of $6,186,448.

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

The Company’s EIDL loans were recorded in the consolidated balance sheets as follows:

	February 28, 2026	May 31, 2025
SBA (EIDL) – current	$14,592	$14,592
SBA (EIDL) – noncurrent	249,500	249,500
Accrued interest	26,773	22,095
	$290,865	$286,187

Short-Term Debt

Non-Convertible Loans and Financing Agreements

The Company has entered into loans under which it borrowed money and financing agreements under which it sold receivables to third parties. In accordance with ASC 470, the financing agreements are treated as loans encumbering the receivables of the Company in the event of default and are accounted for as indebtedness, such that payments are allocated to principal and interest expense as they are made. These transactions are as follows:

•	In May 2022, the Company entered into a financing agreement with an unrelated party for a loan of $50,000, bearing interest at the rate of 20.9% per annum, to be repaid at the rate of $1,218 per week for one year. At February 28, 2026, the outstanding balance, including interest, was $55,422 This loan is in default.

•	In January 2023, the Company entered into a financing agreement with an unrelated party for a loan of $20,000, bearing interest at the rate of 33.5% per annum, to be repaid at the rate of $1,874 per month. The outstanding balance at February 28, 2026, was $2,921. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	In April 2023, the Company entered into a financing agreement with an unrelated party for a loan of $37,475, bearing interest at the rate of 19% per annum, to be repaid at the rate of $1,718 per month. The outstanding balance at February 28, 2026, was $36,507. Payments under this agreement are in arrears and the Company is negotiating with the unrelated party to reschedule them.

•	On October 8, 2019, the Company borrowed $12,500 from an unrelated party bearing interest at the rate of 14% per annum (the “Headway Loan”). This loan is payable at the weekly rate of $589 for 24 weeks. On October 13, 2022, an additional loan of $6,304 was obtained with a weekly payment of $297 for 24 weeks. The loan was guaranteed by a related party. At February 28, 2026, the outstanding balance of this loan, including interest, was $16,871 This loan is in default.

Convertible Notes

The Company has borrowed money under promissory notes that have convertibility features as follows:

•	On March 14, 2024, the Company made a promissory note in the principal amount of $66,000 in favor of an unrelated party. The note was subject to an original issuance discount of $11,000 and to an initial interest charge of 13% of its principal amount, or $8,580. The net proceeds received by the Company after the original issuance discount, the initial interest charge and payment of legal and due diligence fees of $5,000, were $50,000. The note required repayment in five installments, as follows: a payment of $37,290 on September 15, 2024, and payments of $9,322.50 on October 15, 2024, November 15, 2024, December 15, 2024, and January 15, 2025. Each of these payments included accrued interest. The note was repaid on January 12, 2025, at which time, it was not in default. The note provided that upon an event of default, the holder could convert the amount then unpaid into Common Stock at a conversion price of 65% of the lowest trading price therefore during the 10 trading days prior to the date of conversion.

•	On November 7, 2024, the Company made a promissory note in the principal amount of $67,200 in favor of an unrelated party. The note was subject to an original issuance discount of $11,200. The net proceeds received by the Company, after payment of legal and due diligence fees of $6,000, were $56,000. The note required repayment in five installments, as follows: a payment of $37,968 on May 15, 2025, and payments of $9,492 on June 15, 2025, July 15, 2025, August 15, 2025, and September 15, 2025. Each of these payments included accrued interest. The note provided that upon an event of default, the holder could convert the amount then unpaid into Common Stock at a conversion price of 65% of the lowest trading price therefor during the 10 trading days prior to the date of conversion. The balance as of February 28, 2026, was $101.

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

The following amounts related to leases were recorded in the balance sheets:

	February 28, 2026	May 31, 2025
Right-of-use asset	$–	$2,795
Less: Accumulated amortization	–	–
Right-of-use asset, net	$–	$2,795

Lease liabilities – current	$–	$4,906
Lease liabilities – noncurrent	–	–
	$–	$4,906

The Company reimburses a related party for an office space operating lease under a month-to-month arrangement, payable at the discretion of management. See Note 10.

The Company’s total lease expenses were $33,867 and $49,957 during the nine months ended February 28, 2026, and February 28, 2025, respectively.

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

The table below summarizes the Company’s disaggregated revenue information:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2026	2025	2026	2025
Clinical trials	$11,200	$14,931	$76,242	$267,098
Consulting fees	–	–	12,000	–
Seminar fees	–	–	291	–
Merchandise	5	–	138	968
Total revenue	$11,205	$14,931	$88,671	$268,066

Cost of revenue consists of third-party costs associated with patient stipends. At February 28, 2026, and February 28, 2025, cost of revenue was $3,045 and $19,396 respectively.

Note 7 – Stockholders’ Deficiency

The Company is authorized to issue 20,010,000,000 shares of capital stock, of which 20,000,000,000 shares are common stock, without par value, and 10,000,000 are preferred stock, without par value, issuable in series.

Preferred Stock

The Company has designated 2,500,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”). Until July 20, 2022, each share had a par value of $0.001; on that date, the Company amended its articles of incorporation to provide that each such share has no par value. Under this amendment, (i) Series A Stock is entitled to receive dividends on the shares of Common Stock into which such shares are convertible, (ii) has the voting power of the number of shares of Common Stock into which such shares are convertible, (iii) is redeemable at the option of the Company for a redemption price equal to the number of shares of Common Stock into which the redeemed shares are convertible and (iv) are senior to the Common Stock and junior to the Series B Convertible Preferred Stock described below. At February 28, 2026, and May 31, 2025, there were 2,500,000 shares of Series A Stock issued and outstanding.

On July 20, 2022, the Company designated a series of preferred stock, named Series B Preferred Convertible Preferred Stock, comprising 1,000 shares (“Series B Preferred”). The shares of this series have no par value, are not entitled to dividends, have no liquidation rights, are not redeemable, are not convertible, have 60% of the Company’s voting power and rank senior to the common stock and Series A Convertible Preferred Stock. On August 12, 2024, the Company amended its amended and restated articles of incorporation to increase the number of shares designated Series A Preferred Stock from 1,000 to 2,000 and on August 11, 2024, the Board authorized the issuance of the 1,000 shares created by the amendment to a related party. The 1,000 preferred shares created by this amendment were issued in exchange for common stock to an existing holder of Common Stock, who is a related party. The Company deemed the value of the preferred and common shares to be the same, resulting in no change to additional paid-in capital. At February 28, 2026, and May 31, 2025, there were 2,000 shares of Series B Preferred issued and outstanding.

Common Stock

On August 11, 2024, the Board authorized the issuance of 125,000,000 shares of Common Stock to a related party on May 31, 2025, May 31, 2026, May 31, 2027, and May 31, 2028, as compensation for his services as former treasurer and a director of the Company during the years then ended, if he is serving as treasurer on those dates. Also, on August 11, 2024, the Board authorized the issuance of, and the Company issued 1,000 shares of Series B Preferred to this related party as compensation for services to be rendered by him in raising capital.

On August 11, 2024, the Board authorized the issuance of 125,000,000 shares of Common Stock to a related party as compensation for his services as secretary the Company for the years ended May 31, 2024, May 31, 2025, May 31, 2026, and May 31, 2027, in compensation for such services during the years then ended, if he is serving as secretary on those dates.

At February 28, 2026, and May 31, 2025, there were 11,626,749,347 shares of Common Stock issued and outstanding.

Note 8 – Income Taxes

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

Due to changes in ownership provisions of the income tax laws of the United States of America, net operating loss carryforwards of $6,174,978 and $5,882,901 at February 28, 2026, and May 31, 2025 respectively, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, the use of net operating loss carryforwards may be limited in future years. They generally expire 20 years from when incurred.

Income taxes for 2020 to 2025 remain subject to examination by the Internal Revenue Service.

Note 9 – Commitments and Contingencies

The Company leases premises known as Suite 435N located at 6201 Bonhomme Road, Houston, Texas. This lease was amended on June 18, 2025, to add a one-year term that began on May 1, 2025, and ends on April 30, 2026. The amendment provides for a monthly base rent of $1,730.37. These rates remain subject to the Consumer Price Index (CPI) clause established in the original lease. As of the amendment date, the Tenant has a security deposit of $1,632.43. For information regarding the recording of the right-of-use asset and the lease liability in the consolidated balance sheets in respect of this lease, see Note 5.

One of the Company’s officers, leases Apartment No. 202N located at 1625 Main St., Houston, Texas (SoDo on Main North). The lease term for these premises commenced on September 5, 2025, and is scheduled to expire on August 4, 2026. The agreement provides for a Monthly Base Rent of $3,999.00. In addition to the base rent, the lease includes various monthly recurring fixed charges, such as a $50.00 Common Area Maintenance Fee, a $15.00 Trash/Recycling Flat Fee, and a $4.00 Pest Control fee. The security deposit for this location is $3,333.00.

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

Note 10 – Related Party Transactions

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

On July 26, 2024, the Company entered into an agreement with John Jones, Barbara Kamienski, and Dante Picazo to formalize their business relationship and restructure existing debt. Under this agreement, the Company recognized the “Jones Note,” which was a promissory note originally dated April 30, 2024, in the principal amount of $291,451.25 in favor of Mr. Jones and Ms. Kamienski. As part of this restructuring, the interest rate on the Jones Note was reduced to 30% annually (2.5% monthly), and the monthly payment was set at $5,000.00. Additionally, Mr. Jones agreed to return eight prior promissory notes, dated between July 2023 and March 2024, to be marked as paid in full. In consideration for his services as a Director and Treasurer, as well as capital-raising obligations, the Company agreed to issue Mr. Jones 2,000,000 shares of Series B Preferred Stock and 500,000,000 shares of common stock, with the latter vesting in installments through 2028.

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

The balance of related party liabilities owed to certain shareholders totaled $845,294 and $623,474 on February 28, 2026, and May 31, 2025, respectively. The balance of related party receivables owed by certain shareholders totaled $0 and $9,155 at February 28, 2026, and May 31, 2025.

Note 11 – Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Note 12 – Concentration of Risk

The Company had one customer that provided 99% of gross revenue for the quarter ended February 28, 2026, and three customers that provided 51%, 30% and 15% of gross revenue for the quarter ended February 28, 2025.

Note 13 – Subsequent Events

On March 20, 2026, the Company entered into an agreement resulting in the issuance of 20,000,000 shares of its common stock to George Opara. The shares were issued as compensation for professional services rendered to the Company and were valued at an aggregate price of $5,000, or $0.00025 per share.

Management has evaluated all other subsequent events when these consolidated financial statements were issued and has determined that none of them requires disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of February 28, 2026, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended May 31, 2025. The results set forth in these consolidated financial statements are not necessarily indicative of the Company’s future performance. This item and other parts of this report contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in forward-looking statements.

Information about the Company

The Company, headquartered in Houston, Texas, conducts clinical trials for Sponsors and CROs and as a Sponsor through Alpha Research Institute, cannabis-related education in classrooms, seminars and online through Pharmacology University and sales of CBD products. For detailed information about the Company and its operations, see “Description of Business” in the Company’s Annual Report on Form 10-Q for the month ended February 28, 2026.

The Company’s fiscal year begins on June 1 in each year and ends on May 31 in the following year.

Going Concern

As indicated in Note 3 of the notes to the audited consolidated financial statements for the period ended February 28, 2026, and the report thereon of the Company’s independent auditing firm, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has incurred recurring losses and recurring negative cash flow from operating activities and has an accumulated deficit, and its ability to continue as a going concern depends on the successful execution of its operating plan, which includes increasing sales of existing services and introducing new services, as well as raising either debt or equity financing.

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

Results of Operations

Comparison of the Quarter Ended February 28, 2026, and the Quarter Ended February 28, 2025

The following table sets forth information from the consolidated statements of operations for the quarters ended February 28, 2026, and February 28, 2025.

	Quarter Ended February 28,
	2026	2025
Revenues	$11,205	$14,931
Cost of revenues	3,045	19,396
Gross profit	8,160	(4,465)
Total operating expenses	101,419	124,769
Operating loss	(93,259)	(129,234)

Amortization of discount	–	–
Note discount expense	–	(13,138)
Forgiveness of debt	–	–
Change in fair value of derivative liabilities	–	(16,398)
Interest	(10,776)	(22,473)
Other Income/loss	101	–
Net loss	$(103,933)	$(181,243)

Revenues

Revenues were $11,205 and $14,931 for the quarters ended February 28, 2026, and February 28, 2025, respectively, primarily due to a decrease of $42,061 in revenues from clinical trial contracts. This reduction was due to fewer clinical trial contracts taken in the 3rd quarter.

Operating Expenses

Operating expenses for the quarters ended February 28, 2026, and February 28, 2025, consisted of the following:

	Quarter Ended February,
	2026	2025
General and administrative	$26,828	$50,172
Contract labor	37,865	45,382
Professional fees	13,185	9,730
Officer compensation	11,089	6,000
Rent	11,469	13,270
Travel	983	215
Total operating expenses	$101,419	$124,769

The decrease in operating expenses was primarily due to a decrease of $23,344 in General & Administrative expense.

Operating Loss

For the reasons set forth above, operating loss decreased from $181,243 in the quarter ended February 28, 2025 to $103,933 in the quarter ended February 28, 2026, primarily due to a decrease in operating expenses from General and Administrative expense amounting to $23,344 and a decrease in Contract labor of 7,516.

Interest

Interest was $10,776 in the quarter ended February 28, 2026, and $22,473 in the quarter ended February 28, 2025.

Other Income

For the quarter February 28, 2026, and February 28, 2025, interest was $10,776 and $22,473, respectively. During the quarter ended February 28, 2025, the Company recorded an expense from Amortization of discount amounting to $13,138 and $0.00 for February 28, 2026. As a result, other income (expense) for the quarter ended February 28, 2026, and February 28, 2025, showed loss of $10,675 and loss of $52,009, respectively.

Net Loss

Net loss for the quarter ended February 28, 2026, was $92,463, compared with a net loss of $181,243 for the quarter ended February 28, 2025, for the reasons set forth above in relation to loss from operations ended February 28, 2026.

Changes in Financial Condition and Results of Operations

At February 28, 2026, the Company had $90 in cash and cash equivalents and accounts receivable of $1,266, negative working capital of $1,217,630 and no commitments for capital expenditures. At May 31, 2025, the Company had $12,952 in cash and cash equivalents, accounts receivable of $6,380, negative working capital of $916,878 and no commitments for capital expenditures. The Company have cash and cash equivalents of $81.89 on the date of this Report.

During the nine months ended February 28, 2026, the Company had net cash used in operations of negative $123,802, while during the nine months ended February 28, 2025, the Company had net cash used in operations of $185,315. During the nine months ended February 28, 2026, the Company had net cash provided by financing activities of $110,940, while during the nine months ended February 28, 2025, the Company had net cash provided by financing activities of $185,108. The Company had accumulated deficits of $6,186,448 at February 28, 2026, and $5,882,901 at May 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2026. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly is not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months that ended February 28, 2026, the Company sold no shares of its equity securities.

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

Item 5. Other Information.

Insider Trading Arrangements and Related Disclosure

During the three months ended February 28, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CANNABIS BIOSCIENCE INTERNATIONAL HOLDINGS, INC.

Date: April 16, 2026	By:	/s/ Dante Picazo
Dante Picazo Principal Executive Officer and Principal Accounting Officer

